Form 10-Q
period 2008-08-31
Laredo Mining, Inc.
filed 2008-10-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

                        Commission File Number 333-153168


                               Laredo Mining, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                 1426 Cole Lane
                                Upland, CA 91784
          (Address of principal executive offices, including zip code.)

                                  (909)556-1597
                     (Telephone number, including area code)

                                    Copy to:
                                 Abby Lynn Ertz
                      3960 W. Point Loma Blvd. Suite H-436
                               San Diego, CA 92110
                               (619)840-4566 Phone
                                (619)564-8753 Fax

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of common stock issued and outstanding as of October 10, 2008.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended August 31, 2008, prepared by the company, immediately follow.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                        August 31,           May 31,
                                                                           2008               2008
                                                                         --------           --------
                                                                        (Unaudited)
ASSETS

Current Assets
  Cash                                                                   $  2,649           $  8,964
                                                                         --------           --------
Total Current Assets                                                        2,649              8,964
                                                                         --------           --------

Total Assets                                                             $  2,649           $  8,964
                                                                         ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
  Accounts Payable                                                       $  3,335           $      0
  Loan from director                                                        2,800                  0
                                                                         --------           --------
                                                                            6,135                  0
STOCKHOLDER'S EQUITY
  Preferred stock: $0.0001 par value; authorized 10,000,000 shares;
   no shares issued or outstanding                                              0                  0
  Common stock: $0.0001 par value; 90,000,000 authorized;
   3,000,000 common shares issued and outstanding at August 31, 2008
   and May 31, 2008 respectively                                              300                300
  Additional paid in capital                                                8,700              8,700
  Accumulated deficit during exploration stage                            (12,486)               (36)
                                                                         --------           --------
Total stockholder's equity (deficit)                                       (3,486)             8,964
                                                                         --------           --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                     $  2,649           $  8,964
                                                                         ========           ========

   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                 March 31, 2008
                                                             Three Months      (Date of Inception)
                                                                Ended                through
                                                               August 31,           August 31,
                                                                 2008                 2008
                                                              ----------           ----------
Revenue                                                       $        0           $        0
                                                              ----------           ----------

Cost of revenue                                                        0                    0
                                                              ----------           ----------

Gross profit                                                           0                    0

General, selling, and administrative expenses                     12,450               12,486
                                                              ----------           ----------

Operating loss                                                   (12,450)             (12,486)

Non-operating income (expense)                                         0                    0

Net loss                                                      $  (12,450)          $  (12,486)
                                                              ==========           ==========

Net loss per share, basic and diluted                         $    (0.00)          $    (0.00)
                                                              ==========           ==========

Weighted average number of common shares outstanding           3,000,000            3,000,000
                                                              ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                From Inception March 31, 2008 to August 31, 2008
                                   (Unaudited)

                                                                                                    Deficit
                                                                                                  Accumulated
                                                Common Stock      Preferred Stock                   During
                                           ------------------    -----------------     Paid in    Exploration     Total
                                           Shares      Amount    Shares     Amount     Capital       Stage        Equity
                                           ------      ------    ------     ------     -------       -----        ------
Common Shares issued to founders
 @ $0.003 per share, par value .0001     3,000,000    $   300    $    --    $    --    $ 8,700    $      --     $   9,000

Net loss, May 31, 2008                                                                                  (36)         (36)
                                         ---------    -------    -------    -------    -------    ---------     ---------

Balance, May 31, 2008                    3,000,000    $   300    $    --    $    --    $ 8,700    $     (36)    $   8,964
                                         =========    =======    =======    =======    =======    =========     =========

Net loss, August 31, 2008                                                                           (12,450)      (12,450)
                                         ---------    -------    -------    -------    -------    ---------     ---------

Balance, August 31, 2008                 3,000,000    $   300         --    $    --    $ 8,700    $ (12,486)    $  (3,486)
                                         =========    =======    =======    =======    =======    =========     =========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                March 31, 2008
                                                              Three Months    (Date of Inception)
                                                                 Ended              through
                                                                August 31,         August 31,
                                                                  2008               2008
                                                                --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                      $(12,450)          $(12,486)
  Increase in Accounts payable                                     3,335              3,335
                                                                --------           --------
NET CASH USED IN OPERATING ACTIVITIES                             (9,115)            (9,151)
                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                            $      0           $      0
                                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                                $  2,800           $  2,800
  Issuance of common stock                                             0              9,000
                                                                --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       $  2,800           $ 11,800
                                                                --------           --------

Net increase in cash                                              (6,315)             2,649

Cash at beginning of period                                     $  8,964           $      0
                                                                --------           --------
CASH AT END OF PERIOD                                           $  2,649           $  2,649
                                                                ========           ========

Supplemental Information and Non-Monetary Transactions

Cash paid for:
  Interest expense                                              $      0           $      0
                                                                ========           ========

  Income taxes                                                  $      0           $      0
                                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2008
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Laredo Mining, Inc. (the Company) was incorporated on March 31, 2008 under the laws of the State of Delaware. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered an Exploration Stage Enterprise. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2008.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2008
                                   (Unaudited)


incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and clarified by FASB Interpretation Number ("FIN") 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

EARNINGS PER SHARE INFORMATION

The Company computes per share information in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2008
                                   (Unaudited)


also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

NOTE 3 - PROVISION FOR INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company has not been in business a long enough period to file tax returns.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles," (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS 162 will be effective 60 days after the Security and Exchange Commission approves the Public

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2008
                                   (Unaudited)


Company Accounting Oversight Board's amendments to AU Section 411. The Company does not anticipate the adoption of SFAS 162 will have an impact on its financial statements.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity's liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements", this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2008
                                   (Unaudited)


year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations", (SFAS No. 141R"). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $12,846 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2008
                                   (Unaudited)


The sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's current S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, the sole officer and director has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due the sole officer and director was $2,800 on August 31, 2008.

NOTE 8 - STOCKHOLDER'S EQUITY

The stockholder's equity section of the Company contains the following classes of capital stock as of August 31, 2008:

Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.

Common Stock, $ 0.0001 par value: 90,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On March 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.003 per share for a total of $ 9,000.

As of August 31, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

NET LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "EARNINGS PER SHARE." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,000,000 for the three month period ended August 31, 2008. As of August 31, 2008 and since inception, the Company had no dilutive potential common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements.

GENERAL INFORMATION

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Laredo Mining Inc. was incorporated in the State of Delaware on March 31, 2008. We intend to use the net proceeds from an offering pursuant to the Registration Statement on Form S-1 to develop our business operations. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 671 East Palm Avenue, Redlands, CA 92374.

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008. From inception until the date of this filing, we have had no operating activities. Our financial statement from inception through the year ended May 31, 2008 report no revenues and a net loss of $36. Our independent auditor has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently own a 100% undivided interest in a mineral property, the Tab 1-4 Claims, located in the State of Nevada. The Tab Property consists of an area of approximately 83 acres located in the Mount Jackson Ridge area of Esmeralda County. Title to the property is held by Laredo Mining. Our plan of operation is to conduct mineral exploration activities on the property in order to assess whether it possesses deposits of gold, silver, barite or other minerals capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

As of the date of this report, there is no public trading market for our common stock and no assurance that a trading market for our securities will ever develop.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $12,486 in expenses through August 31, 2008.

The following table provides selected financial data about our company for the period ended August 31, 2008.

                     Balance Sheet Data:           8/31/08
                     -------------------           -------

                     Cash                          $ 2,649
                     Total assets                  $ 2,649
                     Total liabilities             $ 6,135
                     Shareholders' equity          $(3,486)

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008.

We incurred operating expenses of $12,450 for the three months ended August 31, 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports. There are no prior year periods for comparison.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2008 was $2,649, total assets were $2,649 and outstanding liabilities were $6,135. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, or until we receive funding from our offering. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $2,649, along with loans from our director, will be sufficient for office expenses and fees. We will require the funding from our offering to proceed with our exploration program. There is no assurance we will be able to complete the offering.

PLAN OF OPERATION

Our plan of operation is to conduct mineral exploration activities on the Tab 1-4 Mineral Claims in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of silver, gold and other minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the property.

Our plan of operation for the twelve months following funding from our offering is to complete the first phase of the exploration program on our claim consisting of detailed prospecting, mapping, soil surveys and VLF-EM and magnetometer surveys. In addition to the $19,000 we anticipate spending for Phase 1 and 2 for the exploration program as outlined below, we anticipate spending over the next 12 months an additional $10,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures are therefore expected to be approximately $29,000. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We will require the funds from this offering to proceed.

We engaged James McLeod, P. Eng., to prepare a geological evaluation report on the Tab 1-4 Mineral Claims. Mr. McLeod's report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase:

PHASE 1

Detailed prospecting, mapping and soil geochemistry.
The estimated cost for this program is all inclusive.
It is estimated that it could take a week of work and
a number of more weeks to perform the analyses                         $ 9,500

PHASE 2

Magnetometer and VLF electromagnetic, grid controlled
surveys over the areas of interest determined by the
Phase 1 survey. Included in this estimated cost is
transportation, accommodations, board, grid installation,
two geophysical surveys, maps and report                                 9,500

PHASE 3

Induced polarization survey over grid controlled anomalous
areas of interest outlined by Phase 1&2 fieldwork. Hoe or
bulldozer trenching, mapping and sampling of bedrock
anomalies. Includes assays, detailed maps and reports                   25,000
                                                                       -------

                                  Total                                $44,000
                                                                       =======

If we are successful in raising the funds from our offering, we plan to commence Phase I of the exploration program on the claim in spring 2009. We expect this phase to take 2 weeks to complete and an additional two months for the consulting geologist to receive the results of the surveys and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase I of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase II of our exploration program. The estimated cost of this program is $9,500 and will take approximately 10 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following Phase II of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase III of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $25,000 and will take approximately 4 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

We anticipate commencing Phase II of our exploration program in summer 2009, depending on whether Phase 1 program proves successful in identifying mineral deposits. Subject to financing, we anticipate commencing Phase III of our exploration program in late 2009, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with James McLeod, P.Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

As of August 31, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation *
      3(ii)         Bylaws *
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our S-1 filing under Commission File Number 333-153168.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Upland, CA, by the undersigned, thereunto duly authorized On October 10, 2008.

Laredo Mining, Inc, Registrant


By: /s/ Nancy Farrell
   ------------------------------------------------
   Nancy Farrell
   President, Secretary, Treasurer
   Chief Executive Officer, Chief Financial Officer,
   Principal Accounting Officer and
   and Sole Director