Form 10-Q
period 2008-11-30
Laredo Mining, Inc.
filed 2009-01-13
CIK 1442492

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

                        Commission File Number 333-153168


                               Laredo Mining, Inc.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                 1426 Cole Lane
                                Upland, CA 91784
          (Address of principal executive offices, including zip code)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer  [ ]                         Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of common stock issued and outstanding as of December 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended November 30, 2008, prepared by the company, immediately follow.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                            November 30,         May 31,
                                                                               2008               2008
                                                                             --------           --------
                                                                            (Unaudited)
ASSETS

Current Assets
  Cash                                                                       $    449           $  8,964
                                                                             --------           --------
Total Current Assets                                                              449              8,964
                                                                             --------           --------

      Total Assets                                                           $    449           $  8,964
                                                                             ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
  Accounts Payable                                                           $      0           $      0
  Loan from director                                                            6,800                  0
                                                                             --------           --------
                                                                                6,800                  0
STOCKHOLDER'S EQUITY
  Preferred stock: $0.0001 par value; authorized 10,000,000 shares;
   no shares issued or outstanding                                           $      0           $      0
  Common stock: $0.0001 par value; 90,000,000 authorized;
   3,000,000 common shares issued and outstanding at
   November 30, 2008 and May 31, 2008                                             300                300
  Additional paid in capital                                                    8,700              8,700
  Accumulated deficit during exploration stage                                (15,351)               (36)
                                                                             --------           --------
Total stockholder's equity (deficit)                                           (6,351)             8,964
                                                                             --------           --------

      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                   $    449           $  8,964
                                                                             ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                            March 31, 2008
                                                        Three Months       Six Months     (Date of Inception)
                                                           Ended             Ended             through
                                                         November 30,      November 30,       November 30,
                                                            2008              2008               2008
                                                         ----------        ----------         ----------
Revenue                                                  $       --        $       --         $       --
                                                         ----------        ----------         ----------

Cost of revenue                                                  --                --
                                                         ----------        ----------         ----------

Gross profit                                                     --                --                 --

General, selling, and administrative expenses                 2,865            15,315             15,351
                                                         ----------        ----------         ----------

Operating loss                                               (2,865)          (15,315)           (15,351)

Non-operating income (expense)                                   --                --                 --

Net loss                                                 $   (2,865)       $  (15,315)        $  (15,351)
                                                         ==========        ==========         ==========

Net loss per share, basic and diluted                    $    (0.00)       $    (0.01)        $    (0.01)
                                                         ==========        ==========         ==========

Weighted average number of common shares outstanding      3,000,000         3,000,000          3,000,000
                                                         ==========        ==========         ==========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                                   (Unaudited)
               From Inception March 31, 2008 to November 30, 2008

                                                                                                    Deficit
                                                                                                  Accumulated
                                              Common Stock        Preferred Stock                   During
                                           ------------------    -----------------     Paid in    Exploration     Total
                                           Shares      Amount    Shares     Amount     Capital       Stage        Equity
                                           ------      ------    ------     ------     -------       -----        ------
Common Shares issued to founders
 @ $0.003 per share, par value .0001     3,000,000    $ 300           --    $    --    $ 8,700      $   --       $ 9,000

Net loss, May 31, 2008                                                                                 (36)          (36)
                                         ---------    -------    -------    -------    -------    ---------     --------
Balance, May 31, 2008                    3,000,000      300           --         --      8,700         (36)        8,964
                                         =========    =======    =======    =======    =======    =========     ========

Net loss, November 30, 2008                                                                        (15,315)      (15,315)
                                         ---------    -------    -------    -------    -------    ---------     --------

Balance, November 30, 2008               3,000,000    $ 300           --    $    --    $ 8,700    $(15,351)     $ (6,351)
                                         =========    =======    =======    =======    =======    =========     ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               March 31, 2008
                                                          Three Months        Six Months     (Date of Inception)
                                                             Ended              Ended             through
                                                           November 30,       November 30,       November 30,
                                                              2008               2008               2008
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (2,865)          $(15,315)          $(15,351)
  Increase in Accounts payable                                (3,335)                 0                  0
                                                            --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                         (6,200)           (15,315)           (15,351)
                                                            --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                        $      0           $      0           $      0
                                                            --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                            $  4,000           $  6,800           $  6,800
  Issuance of common stock                                         0                  0              9,000
                                                            --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   $  4,000           $  6,800           $ 15,800
                                                            --------           --------           --------

Net increase in cash                                          (2,200)            (8,515)               449

Cash at beginning of period                                 $  2,649           $  8,964           $      0
                                                            --------           --------           --------

CASH AT END OF PERIOD                                       $    449           $    449           $    449
                                                            ========           ========           ========

Supplemental Information and Non-Monetary Transactions

Cash paid for:
  Interest expense                                          $      0           $      0           $      0
                                                            ========           ========           ========
  Income taxes                                              $      0           $      0           $      0
                                                            ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                November 30, 2008
                                   (Unaudited)


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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2008 and May 31, 2008.

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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                November 30, 2008
                                   (Unaudited)


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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                November 30, 2008
                                   (Unaudited)


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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                November 30, 2008
                                   (Unaudited)


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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                November 30, 2008
                                   (Unaudited)


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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $15,351 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                November 30, 2008
                                   (Unaudited)


The sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's current S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, the sole officer and director has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due the sole officer and director was $6,800 and $0 on November 30, 2008 and May 31, 2008, respectively.

NOTE 8 - STOCKHOLDER'S EQUITY

The stockholder's equity section of the Company contains the following classes of capital stock as of November 30, 2008:

Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.

Common Stock, $ 0.0001 par value: 90,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On March 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.003 per share for a total of $ 9,000.

As of November 30, 2008, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,000,000 for the three and six month periods ended November 30, 2008. As of November 30, 2008, May 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

GENERAL INFORMATION

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Laredo Mining Inc. was incorporated in the State of Delaware on March 31, 2008. We intend to use the net proceeds from an offering pursuant to the Registration Statement on Form S-1 to develop our business operations. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at1426 Cole Lane, Upland, CA 91784.

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008. From inception until the date of this filing, we have had no operating activities. Our financial statement from inception through the quarter ended November 30, 2008 report no revenues and a net loss of $15,351. Our independent auditor has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $15,351 in expenses through November 30, 2008.

The following table provides selected financial data about our company for the period ended November 30, 2008.

                     Balance Sheet Data:           11/30/08
                     -------------------           --------

                     Cash                          $   449
                     Total assets                  $   449
                     Total liabilities             $ 6,800
                     Shareholders' equity          $(6,351)

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008.

We incurred operating expenses of $2,865 for the three months ended November 30, 2008. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports. There are no prior year periods for comparison.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at November 30, 2008 was $449, total assets were $449 and outstanding liabilities were $6,800, consisting of a loan from our director. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, or until we receive funding from our offering. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $449, along with loans from our director, will be sufficient for office expenses and fees. We will require the $30,000 in funding from our offering to proceed with our exploration program. There is no assurance we will be able to complete the offering.

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
                                                                 =======

If we are successful in raising the funds from our offering, we plan to commence Phase I of the exploration program on the claim in summer 2009. We expect this phase to take 2 weeks to complete and an additional two months for the consulting geologist to receive the results of the surveys and prepare his report.

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

We anticipate commencing Phase II of our exploration program in winter 2009, depending on whether Phase 1 program proves successful in identifying mineral deposits. Subject to financing, we anticipate commencing Phase III of our exploration program in early 2010, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with James McLeod, P.Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

As of November 30, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our S-1 filing under Commission File Number 333-153168.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Upland, CA, by the undersigned, thereunto duly authorized on January 12, 2009.

Laredo Mining, Inc, Registrant


By: /s/ Nancy L. Farrell
   --------------------------------------------------
   Nancy L. Farrell
   President, Secretary, Treasurer
   Chief Executive Officer, Chief Financial Officer,
   Principal Accounting Officer and and Sole Director