Form 10-Q
period 2009-02-28
Laredo Mining, Inc.
filed 2009-04-03
CIK 1442492

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

                     Phone (909) 556-1597 Fax (303) 200-8518
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of common stock issued and outstanding as of April 2, 2009.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended February 28, 2009, prepared by the company, immediately follow.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                           February 28,          May 31,
                                                                               2009               2008
                                                                             --------           --------
                                                                           (Unaudited)
ASSETS

Current Assets
  Cash                                                                       $    409           $  8,964
                                                                             --------           --------
Total Current Assets                                                              409              8,964
                                                                             --------           --------

Total Assets                                                                 $    409           $  8,964
                                                                             ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
  Accounts Payable                                                           $     --           $     --
  Loan from director                                                            9,300                 --
                                                                             --------           --------
                                                                                9,300                 --
STOCKHOLDER'S EQUITY (DEFICIT)
  Preferred stock: $0.0001 par value; authorized 10,000,000 shares;
    no shares issued or outstanding                                                --                 --
  Common stock: $0.0001 par value; 90,000,000 authorized; 3,000,000 common shares issued and outstanding at February 28, 2009 and
   May 31, 2008 respectively                                                      300                300
  Additional paid in capital                                                    8,700              8,700
  Accumulated deficit during exploration stage                                (17,891)               (36)
                                                                             --------           --------
Total stockholder's equity (deficit)                                           (8,891)             8,964
                                                                             --------           --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                         $    409           $  8,964
                                                                             ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                                  (Unaudited)

                                                                                                   March 31, 2008
                                                         Three Months          Nine Months      (Date of Inception)
                                                            Ended                Ended               through
                                                          February 28,         February 28,         February 28,
                                                             2009                 2009                 2009
                                                          ----------           ----------           ----------
Revenue                                                   $       --           $       --           $       --
                                                          ----------           ----------           ----------

Cost of revenue                                                   --                   --                   --
                                                          ----------           ----------           ----------

Gross profit                                                      --                   --                   --

General, selling, and administrative expenses                  2,540               17,855               17,891
                                                          ----------           ----------           ----------

Operating loss                                                (2,540)             (17,855)             (17,891)

Non-operating income (expense)                                    --                   --                   --

Net loss                                                  $   (2,540)          $  (17,855)          $  (17,891)
                                                          ==========           ==========           ==========

Net loss per share, basic and diluted                     $    (0.00)          $    (0.01)          $    (0.01)
                                                          ==========           ==========           ==========

Weighted average number of common shares outstanding       3,000,000            3,000,000            3,000,000
                                                          ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                   Statement of Stockholder's Equity (Deficit)
                                   (Unaudited)
               From Inception March 31, 2008 to February 28, 2009

                                                                                                    Deficit
                                                                                                  Accumulated
                                              Common Stock        Preferred Stock                   During
                                           ------------------    -----------------     Paid in    Exploration     Total
                                           Shares      Amount    Shares     Amount     Capital       Stage        Equity
                                           ------      ------    ------     ------     -------       -----        ------
Common Shares issued to founders
 @ $0.003 per share, par value .0001     3,000,000    $ 300           --    $    --    $ 8,700    $     --      $  9,000

Net loss, May 31, 2008                                                                                 (36)          (36)
                                         ---------    -------    -------    -------    -------    ---------     --------
Balance, May 31, 2008                    3,000,000      300           --         --      8,700         (36)        8,964
                                         =========    =======    =======    =======    =======    =========     ========

Net loss,February 28, 2009                                                                          (17,855)     (17,855)
                                         ---------    -------    -------    -------    -------    ---------     --------

Balance, February 28, 2009               3,000,000    $   300         --    $    --    $ 8,700    $ (17,891)    $ (8,891)
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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                               March 31, 2008
                                                         Three Months        Nine Months    (Date of Inception)
                                                            Ended              Ended             through
                                                          February 28,       February 28,       February 28,
                                                             2009               2009               2009
                                                           --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (2,540)          $(17,855)          $(17,891)
                                                           --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                        (2,540)           (17,855)           (17,891)
                                                           --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                             --                 --                 --
                                                           --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                              2,500              9,300              9,300
  Issuance of common stock                                       --                 --              9,000
                                                           --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     2,500              9,300             18,300
                                                           --------           --------           --------

Net increase in cash                                            (40)            (8,555)               409

Cash at beginning of period                                     449              8,964                 --
                                                           --------           --------           --------

CASH AT END OF PERIOD                                      $    409           $    409           $    409
                                                           ========           ========           ========

Supplemental Information and Non-Monetary Transactions

Cash paid for:
  Interest expense                                         $     --           $     --           $     --
                                                           ========           ========           ========
  Income taxes                                             $     --           $     --           $     --
                                                           ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                February 28, 2009
                                   (Unaudited)


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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2009 and May 31, 2008.

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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                February 28, 2009
                                   (Unaudited)


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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                February 28, 2009
                                   (Unaudited)


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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                February 28, 2009
                                   (Unaudited)


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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated Financial Statements", this statement requires that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment. Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, "Business Combinations", (SFAS No. 141R"). This statement changes the accounting for business combinations. Under this statement, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This statement changes the accounting treatment and disclosure for certain specific items in a business combination. This statement applies prospectively to

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                February 28, 2009
                                   (Unaudited)


business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (GAAP) until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $17,891 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

While the Company is seeking additional capital, the sole officer and director has advanced funds to the Company to pay for any costs incurred by it. These

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                February 28, 2009
                                   (Unaudited)


funds are interest free. The balance due the sole officer and director was $9,300 and $0 on February 28, 2009 and May 31, 2008, respectively.

NOTE 8 - STOCKHOLDER'S EQUITY

The stockholder's equity section of the Company contains the following classes of capital stock as of February 28, 2009

Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.

Common Stock, $ 0.0001 par value: 90,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On March 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.003 per share for a total of $ 9,000.

As of February 28, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,000,000 for the three and nine month periods ended February 28, 2009. As of February 28, 2009, May 31, 2008 and since inception, the Company had no dilutive potential common shares.

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

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008. From inception until the date of this filing, we have had no operating activities. Our financial statement from inception through the quarter ended February 28, 2009 report no revenues and a net loss of $17,891. Our independent auditor has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently own a 100% undivided interest in a mineral property, the Tab 1-4 Claims, located in the State of Nevada. The Tab Property consists of an area of approximately 83 acres located in the Mount Jackson Ridge area of Esmeralda County. Title to the property is held by Laredo Mining, Inc. Our plan of operation is to conduct mineral exploration activities on the property in order to assess whether it possesses deposits of gold, silver, barite or other minerals capable of commercial extraction.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $17,891 in expenses through February 28, 2009.

The following table provides selected financial data about our company for the period ended February 28, 2009.

                     Balance Sheet Data:           2/28/09
                     -------------------           -------

                     Cash                          $   409
                     Total assets                  $   409
                     Total liabilities             $ 9,300
                     Shareholders' equity          $(8,891)

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008.

We incurred operating expenses of $2,540 for the three months ended February 28, 2009. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports. There are no prior year periods for comparison.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at February 28, 2009 was $409, total assets were $409 and outstanding liabilities were $9,300, consisting of a loan from our director. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, or until we receive funding from our offering. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $409, along with loans from our director, will be sufficient for office expenses and fees.

We will require the $30,000 in funding from our offering to proceed with our exploration program. There is no assurance we will be able to complete the offering. The original offering of shares began on September 9, 2008 and was scheduled to end on March 7, 2009. On February 25, 2009 the board of directors voted to extend the offering for an additional 90 days and a post-effective amendment to our Registration Statement on Form S-1 was filed with that disclosure on March 2, 2009. The extended offering will end on June 4, 2009.

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

GOING CONCERN

As of February 28, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our S-1 filing under Commission File Number 333-153168.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Upland, CA, by the undersigned, thereunto duly authorized on April 2, 2009.

Laredo Mining, Inc, Registrant


By: /s/ Nancy L. Farrell
   --------------------------------------------------
   Nancy L. Farrell
   President, Secretary, Treasurer
   Chief Executive Officer, Chief Financial Officer,
   Principal Accounting Officer and and Sole Director