Form 10-Q/A
period 2009-02-28
Laredo Mining, Inc.
filed 2009-05-19
CIK 1442492

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

ITEM 6. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our S-1 filing under Commission File Number 333-153168.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Upland, CA, by the undersigned, thereunto duly authorized on May 18, 2009.

Laredo Mining, Inc, Registrant


By: /s/ Nancy L. Farrell
   --------------------------------------------------
   Nancy L. Farrell
   President, Secretary, Treasurer
   Chief Executive Officer, Chief Financial Officer,
   Principal Accounting Officer and and Sole Director