Form 10-K
period 2009-05-31
Laredo Mining, Inc.
filed 2009-08-17
CIK 1442492

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended May 31, 2009

                        Commission file number 333-153168


                               Laredo Mining, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                                26-2435874
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                 1426 Cole Lane
                                Upland, CA 91784
               (Address of Principal Executive Offices & Zip Code)

                      Phone (909)556-1597 Fax (303)200-8518
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 12, 2009, the registrant had 5,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                               LAREDO MINING, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       14
Item 2.  Properties                                                         20
Item 3.  Legal Proceedings                                                  20
Item 4.  Submission of Matters to a Vote of Securities Holders              20

                               Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           20
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          21
Item 8.  Financial Statements                                               25
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           37
Item 9A. Controls and Procedures                                            37

                              Part III

Item 10. Directors and Executive Officers                                   38
Item 11. Executive Compensation                                             42
Item 12. Security Ownership of Certain Beneficial Owners and Management     44
Item 13. Certain Relationships and Related Transactions                     45
Item 14. Principal Accounting Fees and Services                             45

                               Part IV

Item 15. Exhibits                                                           46

Signatures                                                                  46

                                     PART I

ITEM 1. BUSINESS

SUMMARY

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Laredo Mining Inc. was incorporated in the State of Delaware on March 31, 2008. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 1426 Cole Lane, Upland, CA 91784.

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008. From inception until the date of this filing, we have had no operating activities. Our financial statement from inception through the year ended May 31, 2009 report no revenues and a net loss of $12,616. Our independent auditor has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

During May 2009, the Company authorized the sale of 2,000,000 shares at $0.015 per share. Shares were not to be issued unless the full $30,000 in capital was subscribed. The Company issued 2,000,000 shares on June 4, 2009. As of May 31, 2009, 1,575,000 shares were subscribed for $23,625. The $23,625 was restricted cash as of May 31, 2009.

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

                     GLOSSARY OF TECHNICAL GEOLOGICAL TERMS

The following defined technical geological terms may be used in this report:

Anglesite                A native sulphate of lead. It occurs in white or
                         yellowish transparent, prismatic crystals.

Azurite                  Blue carbonate of copper; blue malachite.

Basalt A general term for dark-colored mafic igneous rocks, commonly extrusive but locally intrusive (e.g., as in dikes).

Breccia A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Brecciated               The formation of angular rock fragments.

Calamine                 A white mineral; a common ore of zinc.

Carbonate                A salt or ester of carbonic acid.

Cerussite                A mineral consisting of lead carbonate that is an
                         important source of lead.

Chrysocolla              A hydrous silicate of copper, occurring massive, of a
                         blue or greenish blue color.

Cinnabar                 A heavy reddish mineral consisting of mercuric sulfide;
                         the chief source of mercury.

Clastic Fragments of minerals, rocks, or organic structures that have been moved individually from their places of origin.

Cretaceous               Rocks laid down during the last period of the Mesozoic
                         era (between the Jurassic and Tertiary periods, about
                         146 to 65 million years ago), at the end of which dinosaurs and many other organisms died out.

Diamond drill(ing)       A rotary type of rock drill in which the cutting is
                         done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water or other fluid is pumped to the cutting face as a lubricant. The drill cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Fault Zones              A network of interconnected fractures representing the
                         surficial expression of a fault.

Fold A planar feature, such as a bedding plane, that has been strongly warped, presumably by deformation.

Galena The chief ore of lead, commonly found in shallow ore veins in which open cavities are frequent; hence, crystals are common and well developed. Galena is widely distributed and constitutes by far the most important ore for lead. Silver, antimony, arsenic, copper, and zinc minerals often occur in intimate association with galena; consequently, galena ores mined for lead also include other valuable by-products.

Granite Plutonic igneous rock having visibly crystalline texture; generally composed of feldspar and mica and quartz.

Hydrozincite             An abundant element of the magnesium-cadmium group,
                         extracted principally from the minerals zinc blend, smithsonite, calamine, and franklinite, as an easily fusible bluish white metal, which is malleable, especially when heated.

Igneous A type of rock which has been formed by the consolidation of magma, a molten substance from the earth's core.

Intrusive                A body of igneous rock formed by the consolidation of
                         magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Jurassic Second Period of Mesozoic Era, which covered span of time between 190 - 135 million years before the present time.

Limestone                A bedded, sedimentary deposit consisting chiefly of
                         calcium carbonate.

Limonite A widely occurring iron oxide ore; a mixture of goethite and hematite and lepidocrocite.

Lode                     A mineral deposit in solid rock.

Malachite                Green mineral used as an ore of copper and for making
                         ornamental objects.

Mesozoic One of the eras of geologic time. It includes the Triassic, Jurassic and Cretaceous periods.

Mineralization           The concentration of metals and their chemical
                         compounds within a body of rock.

Monte Cristo Limestone
Formation                A local name for a geological series of rocks.

Normal Fault             A dip-slip fault in which the block above the fault has
                         moved downward relative to the block below.

Ore A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

Oxidization              A chemical reaction caused by exposure to oxygen that
                         results in a change in the chemical composition of a mineral

Paleozoic                Rocks that were laid down during the Paleozoic Era
                         (between 544 and 230 million years before the present time).

Porphyritic              Containing relatively large isolated crystals in a mass
                         of fine texture.

Porphyry A heterogeneous rock characterized by the presence of crystals in a relatively finer-grained matrix.

Pyrite The most common of the sulphide minerals. It is usually found associated with other sulphides or oxides in quartz veins, sedimentary rock and metamorphic rock, as well as in coal beds, and as the replacement mineral in fossils.

Quartz A mineral whose composition is silicon dioxide. A crystalline form of silica.

Sedimentary              A type of rock which has been created by the deposition
                         of solids from a liquid.

Smithsonite              Native zinc carbonate. It generally occurs in
                         stalactitic, reniform, or botryoidal shapes, of a white to gray, green, or brown color.

Stratigraphy             Strictly, the description of bedded rock sequences;
                         used loosely, the sequence of bedded rocks in a particular area.

Structural               Pertaining to geologic structure.

Tertiary Relating to the first period of the Cenozoic era, about 65 to 1.64 million years ago.

Thrust Faults
(Faulting)               A dip-slip fault in which the upper block above the
                         fault plane moves up and over the lower block, so that older strata are placed over younger. Trenching The removal of overburden to expose the underlying bedrock.

Triassic The system of strata that was deposited between 210 and 250 million years before the present time.

Vein An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

ACQUISITION OF THE TAB 1-4 PROPERTY

The Tab mineral claims consist of 4 mineral claims located in one contiguous, 2x2 group that are listed as follows:

         Name           Area                Good to Date
         ----           ----                ------------
         Tab 1          20.66 ac.           Sept. 1, 2009
         Tab 2          20.66 ac.           Sept. 1, 2009
         Tab 3          20.66 ac.           Sept. 1, 2009
         Tab 4          20.66 ac.           Sept. 1, 2009

The beneficial owner of the above listed mineral claim is Laredo Mining Inc., contact person, Nancy Farrell, 1426 Cole Lane, Upland, CA 91784.

We engaged James McLeod, P. Eng., to prepare a geological evaluation report on the property. Mr. McLeod is a consulting professional geologist of The Association of Professional Engineers and Geoscientists of British Columbia and a Fellow of The Geological Association of Canada. He has worked as a geologist for a total of 37 years.

We received the geological evaluation report on the Tab 1-4 Mineral Claims entitled "Review and Recommendations, Tab 1-4 Mineral Claims, Mount Jackson Ridge Area, Esmeralda County Nevada, USA" prepared by Mr. McLeod on May 26, 2008. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims.

PROPERTY

The Tab 1-4 Mineral Claims comprise a total of 82.64 acres. At the center of the property the latitude is 37(degree) 27.130' N and the longitude is 117(degree) 18.650' W. The claims are motor vehicle accessible from the Town of Goldfield, Nevada by traveling 17 miles south along Highway 95 to the Lida cut-off and then for 8 miles to the southwest on Highway 266 to a north trending gravel road that is taken for 3,500' to the Tab 1-4 mineral claims center post. The Tab mineral claims consist of 4 located mineral claims in one contiguous, 2x2 group that are listed as follows:

         Name           Area                Good to Date
         ----           ----                ------------
         Tab 1          20.66 ac.           Sept. 1, 2009
         Tab 2          20.66 ac.           Sept. 1, 2009
         Tab 3          20.66 ac.           Sept. 1, 2009
         Tab 4          20.66 ac.           Sept. 1, 2009

                      [MAP SHOWING THE PROPERTY LOCATION]

                        [MAP SHOWING THE CLAIM LOCATION]

ACCESSIBILITY, CLIMATE, LOCAL RESOURCES, INFRASTRUCTURE AND PHYSIOGRAPHY

The Tab property lies in the west central area of the State of Nevada south of the Town of Goldfield and is accessible from Highway 95 by traveling south of the town for 17 miles to the Lida cut-off, Highway 266 that is taken to the west for 8 miles to the north cut-off that is taken 3,500' to the property.

The area experiences about 4" - 8" of precipitation annually of which about 20% may occur as a snow equivalent this amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F(degree) average with high spells of 100+F(degree) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average, for the month of January, from the high 20's to the low 40's F(degree) with low spells down to -20 F(degree).

The Town of Tonopah lies 50 airmiles to the north of the property offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 150 airmiles to the southeast and can be accessed by paved road (Highway 95) to the south.

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration and development program are at hand, between Tonopah, Goldfield and Las Vegas.

The physiography of the Tab property is low south sloping terrain of Mount Jackson Ridge. Much of this general area with many broad open valleys and spiney mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Joshua trees and cacti, such as the prickly pear grow as far north as Goldfield. Juniper and pinon growing above 6,500' with pinon becoming more dominant at higher elevations. At elevations in the range of 7,500' along water courses can be found small groves of trembling aspen.

Mining holds a historical and contemporary place in the development and economic well being of the area.

The claim area ranges in elevation from 4,890' - 4,970' mean sea level. The physiographic setting of the property can be described as open desert on the south-facing slope of Mount Jackson Ridge lying below moderately rugged mountains on the north beyond the claim boundaries. The area has been surficially altered both by some alluvial, more intense colluvial and wind erosion and the depositional (drift cover) effects of in-filling. Thickness of drift cover in the valleys may vary considerably, but should not be very deep because of its close proximity to bedrock. In the general area surface water occurrences are rare save for the odd squall or cloud bursts.

PROPERTY HISTORY

The recorded mining history of the general claim area dates from about 1905 when the copper showings of the Cuprite Hills were discovered. Other minerals were discovered in the general area such as gold, silver, lead, silica, sulphur and potash. The many more significant lode gold, silver and other mineral product deposits developed in the more regional area was that of the Goldfield Camp, 1905; Coaldale, coal field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation. The Tonopah District while mainly in Nye County is on the edge of nearly all of the gold-silver camps of Esmeralda County, if not strictly in location then certainly as a headquarters and supply depot for the general area. The Tonopah Camp produced mainly silver with some gold from quartz veins in Tertiary volcanic rocks. The period 1900-1921 saw the Camp produce from 6.4 million tons of ore, 138 million ounces of silver and 1.5 million ounces of gold or an average of 22 oz/ton silver and slightly less than 1/4 oz/ton gold, very rich ore by current standards.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys.

LOCAL GEOLOGY

The local geology about the Mount Jackson Ridge which lies approximately 50 airmiles to the southwest of Tonopah, NV reveals a W-E trending, arcuate or bow-shaped ridge on the north side of a large area of unconsolidated material. This overburden covered area basin like feature is about 20 miles in length from west to east to Highway 95. The south to north width of this covered basin ranges up to 8 miles, i.e. closed off around much of its perimeter by rock exposures.

Throughout this outcropping arcuate shaped feature are abundant, scattered rock exposures of Lower - Middle Paleozoic carbonate and aphanitic to very fine grain sized sediments, as quartzite, siltstone, claystone and more abundant limestone. Some transitional metamorphic rocks are interlayered.

Tertiary age intrusive and effusive rocks dominate as the filler between the older Lower Paleozoic sedimentary and lesser metamorphic equivalent rocks

Minor thrust faulting is to the west of the arcuate feature some 12 miles or more. Dip-slip faulting is abundant on the northeastern side of the arc, to the west of Lida Junction and Highway 95 in the mid-Paleozoic units. The oldest meta-sedimentary units can be overlain or intruded by Tertiary age volcanic rock of andesite to rhyolite composition. While Tertiary or Quaternary age conglomerate and sandstone are found occurring in the local area.

The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock could be sought after in those areas.

PROPERTY GEOLOGY

The geology of the Tab property area may be described as being underlain by Tertiary age volcanic or intrusive rocks and more abundantly covered by Quaternary and/or desert wash, collovium, alluvium and playa deposits. This young covered basin within a larger surrounding area of rock exposure and known mineral occurrences exhibits a good geological setting and an excellent target area in which to conduct mineral exploration.

DEPOSIT TYPE

The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of trachyte that was originally marked by close-set parallel fractures, but not faulting. The two hosts of mineralized quartz veins are 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (Mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks that occur at Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past and many prospects occur in the general area, i.e. cuprite (copper oxide). The industrial mineral barite that is observed to occur either in vein or bedded types has been recognized in the general area. Geophysical techniques may be most effective in the covered areas as a follow-up to prospecting and MMI soil sampling of the Phase 1 program.

MINERALIZATION

By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissures vein replacement in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

RECOMMENDATIONS

The geologist believes that the known mineralization encountered to date in neighboring areas is possibly indicative of a larger mineralized system in the general area. The drift covered parts of the property offer good exploration targets because of the possibility of mineralization, good geological setting and generally a lack of exploration testing. Also, remote sensing such as aeromagnetics may indicate possible exploration areas of interest within the Tab 1-4 mineral claims.

Detailed prospecting, mapping and reconnaissance MMI soil geochemical surveys of the claim area should be undertaken. The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase:

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
                                                                       =======

COMPETITION

We are an explorations stage company. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers or products, equipment or services. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in the state of Nevada specifically. We will also be subject to the regulations of the Bureau of Land Management, Department of the Interior.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Nancy L. Farrell who currently devotes 5-7 hours per week to company matters and after receiving funding she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

ITEM 1A. RISK FACTORS

1.   IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS PLAN WILL FAIL.

The funds raised from our offering are only sufficient to complete Phase One and Two of the proposed mineral exploration program on the Tab 1-4 Claims. We will need to obtain additional financing in order to complete the other phases of its mineral exploration program, which calls for significant expenses in connection with the exploration of the Claims. We have not made arrangements to secure any additional financing.

2. AS A RESULT OF OUR AUDITORS EXPRESSING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WE MAY FIND IT DIFFICULT TO OBTAIN ADDITIONAL FINANCING.

The accompanying financial statements have been prepared assuming that Laredo will continue as a going concern. As discussed in Note 6 to the financial statements, Laredo does not have a history of earnings, and as a result, the auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. AS A RESULT OF OUR ONLY RECENTLY COMMENCING BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not begun the Phase One exploration program on the Tab 1-4 Claims, and thus we have no way to evaluate the likelihood of whether we will be able to operate our business successfully. To date we have been involved primarily in organizational activities, acquiring the Tab 1-4 Claims and obtaining financing. We have not earned any revenues and have never achieved any profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in the light of problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and management can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks our business will likely fail.

4. AS A RESULT OF ONLY RECENTLY COMMENCING BUSINESS OPERATIONS, MANAGEMENT EXPECTS THAT WE WILL CONTINUE TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE, WHICH IN EFFECT WILL CAUSE US TO RUN OUT OF WORKING CAPITAL.

We have never earned any revenue and have never been profitable. Prior to completing any exploration on the Tab 1-4 Claims, we may incur increased operating expenses without realizing any revenues. As a result, we could run out of working capital and our business could fail.

5. MANAGEMENT HAS NO EXPERIENCE IN THE MINERAL EXPLORATION BUSINESS, AND AS A RESULT MANAGEMENT MAY MAKE MISTAKES, WHICH COULD CAUSE OUR BUSINESS TO FAIL.

Our sole officer and director, Nancy Farrell, has no previous experience operating an exploration or a mining company and because of this lack of experience Ms. Farrell may be prone to errors. Ms. Farrell lacks the technical training and experience with exploring for, starting, or operating a mine. With no direct training or experience in these areas she may not be fully aware of the many specific requirements related to working in this industry. Her decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to Ms. Farrell's lack of experience in this industry.

6. OUR SOLE DIRECTOR AND OFFICER OWNS A MAJORITY OF OUR COMMON STOCK, AND AS A RESULT HAS THE ABILITY TO OVERRIDE THE INTERESTS OF THE OTHER SHAREHOLDERS.

Nancy Farrell, the sole director of currently owns 60% of the outstanding shares of common stock. As a result, investors may find the corporate decisions influenced by Ms. Farrell inconsistent with their interests or the interests of other shareholders.

7. BECAUSE OUR CURRENT OFFICER AND/OR DIRECTOR HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our officer and director, currently devotes approximately 5-7 hours per week providing management services to us. While she presently possesses adequate time to attend to our interest, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

8. ACCESS TO THE TAB 1-4 CLAIMS MAY BE RESTRICTED BY INCLEMENT WEATHER DURING THE YEAR, WHICH MAY DELAY OUR PROPOSED MINERAL EXPLORATION PROGRAMS AND ANY FUTURE MINING EFFORTS.

Access to the Tab 1-4 Claims is restricted during the period between December and February of each year due to snow in the area. As a result, any attempts to visit, test, or explore the claims are largely limited to the other nine months of the year when weather permits such activities. These limitations can result in delays in exploration efforts, as well as mining and production if commercial amounts of minerals are found. This could cause our business venture to fail.

9. BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINERAL PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. We cannot provide investors with any assurance that any of the mineral properties contain commercially exploitable reserves of gold, silver, barite or other minerals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by Laredo in the exploration of the mineral properties may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete the business plan.

10. WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT BUSINESS OPERATIONS DUE TO THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which management may elect not to insure. We currently have no such insurance nor does management expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all assets.

11.  WE FACE SIGNIFICANT COMPETITION IN THE MINERAL EXPLORATION INDUSTRY.

We compete with other mining and exploration companies possessing greater financial resources and technical facilities than we do in connection with the acquisition of mineral exploration claims and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of mineral acquisition opportunities and, as a result, we may be unable to acquire an interest in attractive mineral exploration properties on terms we consider acceptable on a continuing basis.

12. GOVERNMENT REGULATION OR ANY CHANGE IN SUCH REGULATION MAY ADVERSELY AFFECT OUR BUSINESS.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;

     (b)  Dust generation will have to be minimal or otherwise re-mediated;

     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

     (d) An assessment of all material to be left on the surface will need to be environmentally benign;

     (e)  Ground water will have to be monitored for any potential contaminants;

     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

13. COMPLIANCE WITH HEALTH, SAFETY AND ENVIRONMENT REGULATIONS MAY IMPOSE BURDENSOME COSTS AND IF COMPLIANCE IS NOT ACHIEVED OUR BUSINESS AND REPUTATION MAY BE DETRIMENTALLY IMPACTED.

The nature of the industries in which we operates means that our activities are highly monitored by health, safety and environmental groups. As regulatory standards and expectations are constantly developing, we may be exposed to increased litigation, compliance costs and unforeseen environmental remediation expenses.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

We may continue to be exposed to increased operational costs due to the costs and lost worker's time associated with the health and well-being of our workforce on our project area.

Despite our best efforts and best intentions, there remains a risk that health, safety and/or environmental incidents or accidents may occur which may negatively impact our reputation and freedom or license to operate.

14. WE MAY NOT BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL NECESSARY FOR THE IMPLEMENTATION OF OUR BUSINESS STRATEGY AND MINERAL EXPLORATION PROGRAMS.

Our future success depends largely upon the continued service of its sole director and officer and other key personnel. Our success also depends on our ability to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the mineral exploration industry.

We may have particular difficulty attracting and retaining key personnel in initial phases of our mineral exploration program. We do not maintain key person life insurance on any of our personnel. The loss of one or more of our key employees or its inability to attract, retain and motivate qualified personnel could negatively impact our ability to complete our mineral exploration program.

15. MARKET FACTORS IN THE MINING INDUSTRY ARE OUT OF OUR CONTROL, AND AS A RESULT, WE MAY NOT BE ABLE TO MARKET ANY MINERALS THAT MAY BE FOUND ON THE CLAIMS.

The mining industry, in general, is intensely competitive and management can provide no assurance to investors even if minerals are discovered on the claims that a ready market will exist from the sale of any ore found. Numerous factors beyond our control may affect the marketability of minerals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

16.  WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never paid cash dividends on our shares of common stock and have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand business operations.

17. THERE IS NO LIQUIDITY AND NO ESTABLISHED MARKET FOR OUR COMMON STOCK, AND AS A RESULT IT MAY BE IMPOSSIBLE TO SELL YOUR SHARES.

There is presently no public market for our common stock. While management intends to contact an authorized OTC Bulletin Board market maker for sponsorship of our common stock, management cannot guarantee that such sponsorship will be approved and our common stock listed and quoted for sale. Even if our common stock is quoted for sale, buyers may be insufficient in numbers to allow for a robust market and it may prove impossible to sell your shares.

18. ANY SALE OF A SIGNIFICANT AMOUNT OF OUR SHARES OF COMMON STOCK INTO THE PUBLIC MARKET MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Any sale of a substantial amount of our common stock in the public market may adversely affect the market price of the common stock. Such sales could create public perception of difficulties or problems with our business and may depress our stock price. Nancy Farrell, the sole director and officer of Laredo Mining, currently owns 3,000,000 shares of common stock, which represent 60% of the outstanding shares of common stock. All of Ms. Farrell's shares are restricted from trading.

19. "PENNY STOCK" RULES MAY MAKE BUYING OR SELLING OUR SHARES OF COMMON STOCK DIFFICULT, AND SEVERELY LIMIT THE MARKET AND LIQUIDITY OF THE SHARES OF COMMON STOCK.

Trading in our shares of common stock is subject to certain regulations adopted by the SEC commonly known as the "penny stock" rules. These rules govern how broker-dealers can deal with their clients and "penny stocks". The additional burdens imposed upon broker-dealers by the "penny stock" rules may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. The penny stock markets have suffered in recent years from fraud and abuse arising from one or a few broker-dealers controlling the market for a security, high pressure sales tactics used by boiler room practices, manipulation of prices through pre-arranged transactions followed by a large volume sale by broker dealers, misleading information be disseminated, and excessive mark-ups and undisclosed bid-ask differentials by selling broker-dealers.

20. WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE. WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We plan to contact a market maker and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property.

We currently utilize space provided to us on a rent free basis from our officer and director, Nancy Farrell at 1426 Cole Lane, Upland, CA 91784. Management believes the current premises are sufficient for its needs at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended May 31, 2009.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no public market for our common stock. There has been no public trading of our securities, and, therefore, no high and low bid pricing.

We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The Securities and Exchange Commission (SEC) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:
(a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended May 31, 2009.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risk and uncertainties. We use words such as "anticipate", "believe", "plan", "expect", "future", "intend", and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described in the "Risk Factors" section and elsewhere in this annual report.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $12,616 in expenses through May 31, 2009.

The following table provides selected financial data about our company for the years ended May 31, 2009 and 2008.

             Balance Sheet Data:             5/31/09          5/31/08
             -------------------             -------          -------

             Cash                        $       114            8,964
             Restricted Cash             $    23,625                0
             Total assets                $    23,739            8,964
             Total liabilities           $    12,480                0
             Shareholders' equity        $    11,259            8,964

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008. During May 2009, the Company authorized the sale of 2,000,000 shares at $0.015 per share. Shares were not to be issued unless the full $30,000 in capital was subscribed. The Company issued 2,000,000 shares on June 4, 2009. As of May 31, 2009, 1,575,000 shares were subscribed for $23,625. The $23,625 is restricted cash as of May 31, 2009.

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

Our plan of operation for the next twelve months is to complete the first phase of the exploration program on our claim consisting of detailed prospecting, mapping, soil surveys and VLF-EM and magnetometer surveys. In addition to the $19,000 we anticipate spending for Phase 1 and 2 for the exploration program as outlined below, we anticipate spending over the next 12 months an additional $10,000 on professional fees, including fees payable in connection with compliance with reporting obligations. Total expenditures are therefore expected to be approximately $29,000. If we experience a shortage of funds during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees and operating expenses, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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
                                                                       =======

We plan to commence Phase I of the exploration program on the claim in late summer or early fall 2009. We expect this phase to take 2 weeks to complete and an additional two months for the consulting geologist to receive the results of the surveys and prepare his report.

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

We anticipate commencing Phase II of our exploration program in spring 2010, depending on whether Phase 1 program proves successful in identifying mineral deposits. Subject to financing, we anticipate commencing Phase III of our exploration program in 2010, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with James McLeod, P.Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program. We will require additional funding to proceed with Phase III and any subsequent work on the claims, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at May 31, 2009 was $114, total assets were $23,739 and outstanding liabilities were $12,480, consisting of $80 in accounts payable and $12,400 in a loan from our director. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date.

During May 2009, the Company authorized the sale of 2,000,000 shares at $0.015 per share. Shares were not to be issued unless the full $30,000 in capital was subscribed. The Company issued 2,000,000 shares on June 4, 2009. As of May 31, 2009, 1,575,000 shares were subscribed for $23,625. The $23,625 was restricted cash as of May 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Laredo Mining, Inc.
Redlands, California

We have  audited  the  accompanying  balance  sheets of Laredo  Mining,  Inc. (A
Development Stage Enterprise) as of May 31, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and the period March 31, 2008 (inception) through May 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Mining, Inc. (A Development Stage Enterprise) as of May 31, 2009 and 2008 and the results of its operations and cash flows for years then ended and the period March 31, 2008 (inception) through May 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kyle L. Tingle, CPA, LLC
----------------------------------
Kyle L. Tingle, CPA, LLC

June 23, 2008
Las Vegas, Nevada

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                        May 31,            May 31,
                                                                         2009               2008
                                                                       --------           --------
ASSETS

Current Assets
  Cash in bank                                                         $    114           $  8,964
  Restricted cash                                                        23,625                 --
                                                                       --------           --------
Total Current Assets                                                     23,739              8,964
                                                                       --------           --------

Total Assets                                                           $ 23,739           $  8,964
                                                                       ========           ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable                                                     $     80           $     --
  Loan from director                                                     12,400                 --
                                                                       --------           --------
                                                                         12,480                 --
STOCKHOLDER'S EQUITY
  Common stock subscribed                                                23,625                 --
  Preferred stock: $0.0001 par value; authorized 10,000,000 shares;
   no shares issued or outstanding                                           --                 --
  Common stock: $0.0001 par value; 90,000,000 authorized;
   3,000,000 common shares issued and outstanding at
   May 31, 2009 and May 31, 2008 respectively                               300                300
  Additional paid in capital                                              8,700              8,700
  Accumulated deficit during exploration stage                          (21,366)               (36)
                                                                       --------           --------
Total stockholder's equity                                               11,259              8,964
                                                                       --------           --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 23,739           $  8,964
                                                                       ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Operations

                                                                                                   March 31, 2008
                                                                                                (Date of Inception)
                                                          Year Ended           Year Ended            through
                                                            May 31,              May 31,              May 31,
                                                             2009                 2008                 2009
                                                          ----------           ----------           ----------
Revenue                                                   $       --           $       --           $       --
                                                          ----------           ----------           ----------

Cost of revenue                                                   --                   --                   --
                                                          ----------           ----------           ----------

Gross profit                                                      --                   --                   --

General, selling, and administrative expenses                 14,330                   36               14,366
Mineral Expenditures                                           7,000                   --                7,000
                                                          ----------           ----------           ----------

Operating loss                                               (21,330)                 (36)             (21,366)

Non-operating income (expense)                                    --                   --                   --
                                                          ----------           ----------           ----------

Net loss                                                  $  (21,330)          $      (36)          $  (21,366)
                                                          ==========           ==========           ==========

Net loss per share, basic and diluted                     $    (0.01)          $    (0.00)          $    (0.01)
                                                          ==========           ==========           ==========

Weighted average number of common shares outstanding       3,000,000            3,000,000            3,000,000
                                                          ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                   Statement of Stockholder's Equity (Deficit)
                  From Inception March 31, 2008 to May 31, 2009

                                                                                                     Deficit
                                                                                                   Accumulated
                                     Common Stock      Preferred Stock                  Common       During
                                ------------------    -----------------     Paid in     Stock      Exploration     Total
                                Shares      Amount    Shares     Amount     Capital   Subscribed      Stage        Equity
                                ------      ------    ------     ------     -------   ----------      -----        ------
Common Shares issued to
 founders @ $0.003 per
 share, par value .0001       3,000,000    $   300         --    $    --    $ 8,700    $     --    $     --      $ 9,000

Net loss, May 31, 2008                                                                                  (36)         (36)
                              ---------    -------    -------    -------    -------    --------    --------      --------
Balance, May 31, 2008         3,000,000        300         --         --      8,700          --         (36)        8,964

Common stock subscribed                                                                  23,625                    23,625

Net loss, May 31, 2009                                                                              (21,580)      (21,580)
                              ---------    -------    -------    -------    -------    --------    --------      --------

Balance, May 31, 2009         3,000,000    $   300         --    $    --    $ 8,700    $ 23,625    $(21,616)     $ 11,009
                              =========    =======    =======    =======    =======    ========    ========      ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows

                                                                                                March 31, 2008
                                                                                             (Date of Inception)
                                                           Year Ended         Year Ended          through
                                                             May 31,            May 31,            May 31,
                                                              2009               2008               2009
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(21,330)          $    (36)          $(21,366)
  Increase in Accounts payable                                    80                 --                 80
                                                            --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                        (21,250)               (36)           (21,286)
                                                            --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                              --                 --                 --
                                                            --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                              12,400                 --             12,400
  Issuance of common stock                                        --              9,000              9,000
                                                            --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     12,400              9,000             21,400
                                                            --------           --------           --------

NET INCREASE IN CASH                                          (8,850)             8,964                114

Cash at beginning of year                                      8,964                 --                 --
                                                            --------           --------           --------

CASH AT END OF YEAR                                         $    114           $  8,964           $    114
                                                            ========           ========           ========

Supplemental Information and Non-Monetary Transactions

Cash paid for:
  Common stock subscribed for restricted cash               $ 23,675           $     --           $ 23,675
                                                            ========           ========           ========
  Interest expense                                          $     --           $     --           $     --
                                                            ========           ========           ========
  Income taxes                                              $     --           $     --           $     --
                                                            ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                              May 31, 2009 and 2008


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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2009 and May 31, 2008.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                              May 31, 2009 and 2008


property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

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

SHARE BASED EXPENSES

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                              May 31, 2009 and 2008


disclosure requirements of these equity arrangements. The Company adopted SFAS No. 123R upon creation of the company and expenses share based costs in the period incurred.

NOTE 3 - PROVISION FOR INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Per Statement of Accounting Standard No. 109 - Accounting for Income Tax and FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109, when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period. The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2009, or during the prior three years applicable under FIN 48.

The components of the Company's deferred tax asset as of May 31, 2009 and 2008 are as follows:

                                      2009              2008
                                    --------          --------

Net operating loss carryforward     $  7,566          $     13
Valuation allowance                   (7,566)              (13)
                                    --------          --------

Net deferred tax asset              $      0          $      0
                                    ========          ========

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                        Since
                                      2009              2008          Inception
                                    --------          --------        ---------

Tax at statutory rate (35%)         $  7,553          $     13         $  7,566
Increase in valuation allowance       (7,553)              (13)          (7,566)
                                    --------          --------         --------

Net deferred tax asset              $      0          $      0         $      0
                                    ========          ========         ========

The net federal operating loss carry forward will expire in 2028 and 2029. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                              May 31, 2009 and 2008


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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                              May 31, 2009 and 2008


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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $21,616 since its inception and requires capital for its contemplated

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                              May 31, 2009 and 2008


operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

While the Company is seeking additional capital, the sole officer and director has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due the sole officer and director was $12,400 and $0 on May 31, 2009 and May 31, 2008, respectively.

NOTE 8 - STOCKHOLDER'S EQUITY

The stockholder's equity section of the Company contains the following classes of capital stock as of May 31, 2009

Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.

Common Stock, $ 0.0001 par value: 90,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On March 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.003 per share for a total of $ 9,000.

As of May 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                              May 31, 2009 and 2008


During May 2009, the Company authorized the sale of 2,000,000 shares at $0.015 per share. Shares were not to be issued unless the full $30,000 in capital was subscribed. The Company issued 2,000,000 shares on June 4, 2009. As of May 31, 2009, 1,575,000 shares were subscribed for $23,625. The $23,625 is restricted cash as of May 31, 2009.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 3,000,000 for the years ended May 31, 2009 and May 31, 2008. As of May 31, 2009, May 31, 2008 and since inception, the Company had no dilutive potential common shares.

Note 9 - SUBSEQUENT EVENT

On June 4, 2009 the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.015 per share for a total of $30,000 to complete it's S-1 offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of May 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of May 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by May 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by May 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director       Age                   Position
  -----------------------       ---                   --------

Nancy Farrell                   57  President, Secretary, Treasurer and Director
1426 Cole Lane
Upland, CA  91784

Nancy Farrell is the promoter of Laredo Mining, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Ms. Farrell has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Her prior business experiences have primarily been within the medical field and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until her successor is elected and qualified, or until she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and director, Nancy Farrell. Ms. Farrell currently devotes approximately 5-7 hours per week to company matters. After receiving funding per our business plan she intends to devote as much time as the Board of Directors deem necessary to mange the affairs of the company.

Ms. Farrell has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. She has not been convicted in any criminal proceeding (excluding traffic violations) nor is she subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist to conduct the exploratory work on the Tab 1-4 Mineral Claims. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUME

Nancy Farrell has been president, secretary and treasurer of the company since inception.

EDUCATION

Dec 2004   Loma Linda University, Graduate School, (APA accredited)
             Loma Linda, California
             DEGREE: Doctor of Psychology
             MAJOR: Clinical Psychology
             MINOR: Neuropsychology

Dec 2004   Loma Linda University, School of Public Health
             Loma Linda, California
             DEGREE: Doctor of Public Health
             MAJOR: Preventive Care

Dec 2004 DrPH/PsyD Dissertation. Department of Psychology and Department of Public Health, Loma Linda University;
             Loma Linda, California
             STUDY: Middle School Students' Experiences with Discipline: A Contextual Look at Adult, School, and Neighborhood Connectedness

Oct 2001   Loma Linda University, Graduate School, (APA accredited)
             Loma Linda, California
             DEGREE: Master of Arts; Psychology

June 1995  California State University, San Bernardino
             San Bernardino, California
             DEGREE: Bachelor of Arts; Psychology

CURRENT POSITION
Feb 2009   CLINICAL PSYCHOLOGIST - VA Loma Linda Healthcare System, Loma
Present    Linda, CA
           Behavioral Medicine Services
           Psychological services pertaining to broad range of psychological disorders with strong emphasis on Post Traumatic Stress Disorder
           (PTSD), depression, adjustment to disability and anxiety.
           Individual, group and family psychoeducation and treatment with a diverse population. Consultation with treatment team, committee advisement and supervision of psychology interns.

CLINICAL EXPERIENCE
June 2008- CLINICAL PSYCHOLOGIST - Casa Colina Centers for Rehabilitation,
Feb 2009   Pomona, CA
           Inpatient Hospital, Outpatient and Transitional Living Center Comprehensive psychological services pertaining to acquired brain injuries, neurodegenerative conditions, spinal cord injury, orthopedic injury, amputations. Individual and group psychological treatments, behavioral interventions. Interdisciplinary teamwork in conjunction with psychiatrists, therapists and case managers.

SUPERVISED CLINICAL EXPERIENCE

Feb 2005-  POST-DOCTORAL INTERNSHIP (PSYCHOLOGY), Casa Colina Centers for
Jun 2008   Rehabilitation, Pomona California
           Inpatient Hospital
           CLINICAL ACTIVITIES: Provide services to patients and their families with psychological needs pertaining to acquired brain injuries (traumatic brain injury, stroke, encephalopathies), neurodegenerative conditions (multiple sclerosis, dementias), spinal cord injury, orthopedic injury, amputations, and other neurological disorders.

May 2004-  PRE-DOCTORAL INTERNSHIP (PUBLIC HEALTH), The Child Development and
Jul 2004 Rehabilitation Center, Oregon Health and Sciences University, Portland, Oregon
           Endocrinology Clinic
           CLINICAL  ACTIVITIES:   Attended  patient  clinic  appointments  with
           physician and medical residents in order to recognize symptoms and medical issues related to diabetes and understand the disease impact on child/adolescent and family.

Mar 2004-  Physical Therapy Department & Clinic
Jul 2004 CLINICAL ACTIVITIES: Assisted physical therapists in treating patients aged 4 months to 30 years with a wide range of physical and developmental disabilities: cerebral palsy, Down's and Rett's Syndromes, spina bifida, and those with aftercare needs for hemotherapy and brain tumor resection.

Sept 2003- Metabolic Clinic
Dec 2003 CLINICAL ACTIVITIES: Assisted in providing nutritional management services for children with metabolic inborn errors, specifically phenylketonuria (PKU) and galactocemia.

Sept 2002- PRE-DOCTORAL INTERNSHIP (PSYCHOLOGY), The Child Development and
Aug 2003 Rehabilitation Center, Oregon Health and Sciences University, Portland, Oregon
           CLINICAL ACTIVITIES: Assessed children and adolescents with special needs and disabilities, including formal testing of cognitive and adaptive functioning.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied within a timely fashion.

CONFLICTS OF INTEREST

We believe that our officer and director may be subject to conflicts of interest. The conflicts of interest arise from her being unable to devote full time to our operations.

No policy has been implemented or will be implemented to address conflicts of interest.

In the event our officer and director resigns from her position, there may be no one to run our operations and our operations may be suspended or cease entirely.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Our current director and officer is Nancy Farrell. The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through the date of this annual report:

                                        Annual Compensation                                    Long Term Compensation
                                 -----------------------------------                 --------------------------------------
                                                                        Restricted
                                                        Other Annual      Stock      Options/*      LTIP        All Other
Name           Title       Year   Salary($)    Bonus    Compensation     Awarded      SARs (#)    Payouts($)   Compensation
----           -----       ----   ---------    -----    ------------     -------      --------    ----------   ------------
Nancy        President,    2009      $0         $0          $0             $0           $0            $0            $0
Farrell      Secretary,    2008      $0         $0          $0             $0           $0            $0            $0
             Treasurer,
             and
             Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Nancy         0              0              0           0           0           0            0           0            0
Farrell

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Nancy Farrell       0         0           0            0                0               0            0

There are no current employment agreements between the company and its officer/director.

On March 31, 2008, a total of 3,000,000 shares of common stock were issued to Nancy Farrell in exchange for cash in the amount of $9,000 or $0.003 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party.

Ms. Farrell currently devotes approximately 5-7 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                                   Amount and Nature      Percentage of
                                                                     of Beneficial           Common
Title of Class         Name and Address of Beneficial Owner            Ownership             Stock(1)
--------------         ------------------------------------            ---------             --------
Common Stock           Nancy Farrell, Director                         3,000,000               60%
                       1426 Cole Lane                                    Direct
                       Upland, CA  91784

Common Stock           Officer and director as a Group                 3,000,000               60%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on the date of this annual report. As of the date of this annual report, there were 5,000,000 shares of our common stock issued and outstanding.

FUTURE SALES BY OUR OFFICER AND DIRECTOR

A total of 3,000,000 shares have been issued to the existing stockholder our sole officer and director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act.

Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell her shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Farrell was not paid for any underwriting services that she performed on our behalf with respect to our recent offering. She will also not receive any interest on any funds that she advance to us for expenses incurred prior to the offering being closed.

On March 31, 2008, a total of 3,000,000 shares of Common Stock were issued to Ms. Farrell in exchange for $9,000, or $0.003 per share. All of such shares are "restricted" securities, as that term is defined by the Securities act of 1933, as amended, and are held by a director of the Company.

Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. As of May 31, 2009 our director has loaned the company $12,400.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended May 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $6,925, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

The total fees charged to the company for audit services were $Nil, for audit-related services, including quarterly reviews, were $Nil, for tax services were $Nil and for other services were $Nil during the year ended May 31, 2008.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation *
      3(ii)         Bylaws *
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
*    Included in our S-1 filing under Commission File Number 333-153168.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Upland, CA, by the undersigned, thereunto duly authorized on August 12, 2009.

Laredo Mining, Inc, Registrant


By: /s/ Nancy L. Farrell
   -------------------------------------------------
   Nancy L. Farrell
   President, Secretary, Treasurer
   Chief Executive Officer, Chief Financial Officer,
   Principal Accounting Officer and
   Sole Director