Form 10-Q
period 2009-08-31
Laredo Mining, Inc.
filed 2009-10-06
CIK 1442492

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

                      Phone (909)556-1597 Fax (303)200-8518
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock issued and outstanding as of October 5, 2009.

ITEM 1. FINANCIAL STATEMENTS

The quarterly financial statements for the 3 months ended August 31, 2009, prepared by the company, immediately follow.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                                 Balance Sheets

                                                                              August 31,          May 31,
                                                                                2009               2009
                                                                              --------           --------
                                                                             (Unaudited)
ASSETS

Current Assets
  Cash in bank                                                                $ 25,725           $    114
  Restricted cash                                                                   --             23,625
                                                                              --------           --------
Total Current Assets                                                            25,725             23,739
                                                                              --------           --------

Total Assets                                                                  $ 25,725           $ 23,739
                                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                            $     --           $     80
  Loan from director                                                            12,400             12,400
                                                                              --------           --------
                                                                                12,400             12,480
STOCKHOLDERS' EQUITY
  Common stock subscribed                                                           --             23,625
  Preferred stock: $0.0001 par value; authorized 10,000,000 shares;
   no shares issued or outstanding                                                  --                 --
  Common stock: $0.0001 par value; 90,000,000 authorized; 5,000,000 common shares issued and outstanding at August 31, 2009 and 3,000,000
   common shares issued and outstanding at May 31, 2009 respectively               500                300
  Additional paid in capital                                                    38,500              8,700
  Accumulated deficit during exploration stage                                 (25,675)           (21,366)
                                                                              --------           --------
Total stockholders' equity                                                      13,325             11,259
                                                                              --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 25,725           $ 23,739
                                                                              ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)

                                                                                                   March 31, 2008
                                                                                                (Date of Inception)
                                                        3 Months Ended       3 Months Ended           through
                                                           August 31,           August 31,           August 31,
                                                             2009                 2008                 2009
                                                          ----------           ----------           ----------
Revenue                                                   $       --           $       --           $       --
                                                          ----------           ----------           ----------

Cost of revenue                                                   --                   --                   --
                                                          ----------           ----------           ----------

Gross profit                                                      --                   --                   --

General, selling, and administrative expenses                  4,309                5,450               18,675
Mineral expenditures                                              --                7,000                7,000
                                                          ----------           ----------           ----------

Operating loss                                                (4,309)             (12,450)             (25,675)

Non-operating income (expense)                                    --                   --                   --

Net loss                                                  $   (4,309)          $  (12,450)          $  (25,675)
                                                          ==========           ==========           ==========

Net loss per share, basic and diluted                     $    (0.00)          $    (0.00)
                                                          ==========           ==========

Weighted average number of common shares outstanding       4,934,783            3,000,000
                                                          ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                        Statement of Stockholders' Equity
                From Inception March 31, 2008 to August 31, 2009
                                   (Unaudited)


                                                                                                     Deficit
                                                                                                   Accumulated
                                     Common Stock      Preferred Stock                  Common       During
                                ------------------    -----------------     Paid in     Stock      Exploration     Total
                                Shares      Amount    Shares     Amount     Capital   Subscribed      Stage        Equity
                                ------      ------    ------     ------     -------   ----------      -----        ------
Common Shares issued to
 founders @ $0.003 per
 share, par value .0001       3,000,000    $   300         --    $    --    $ 8,700    $     --    $     --      $ 9,000

Net loss, May 31, 2008                                                                                  (36)         (36)
                              ---------    -------    -------    -------    -------    --------    --------      --------
Balance, May 31, 2008         3,000,000        300         --         --      8,700          --         (36)        8,964

Common stock subscribed                                                                  23,625                    23,625

Net loss, May 31, 2009                                                                              (21,580)      (21,580)
                              ---------    -------    -------    -------    -------    --------    --------      --------
Balance, May 31, 2009         3,000,000        300         --         --      8,700      23,625     (21,616)       11,009

Common stock subscribed                                                                 (23,625)                  (23,625)

Common shares issued to
 various individuals @
 $0.015 per share, par
 value $0.0001                2,000,000        200                           29,800                                30,000

Net loss, August 31, 2009                                                                            (4,309)       (4,309)
                              ---------    -------    -------    -------    -------    --------    --------      --------

Balance, August 31, 2009      5,000,000    $   500         --    $    --    $38,500    $     --    $(25,675)     $ 13,325
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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                March 31, 2008
                                                                                             (Date of Inception)
                                                         3 Months Ended     3 Months Ended         through
                                                            August 31,         August 31,         August 31,
                                                              2009               2008               2009
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $ (4,309)          $(12,450)          $(25,675)
  To reconcile cash at end of period
    Increase in accounts payable                                 (80)             3,335                 --
                                                            --------           --------           --------
NET CASH USED IN OPERATING ACTIVITIES                         (4,389)            (9,115)           (25,675)
                                                            --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                              --                 --                 --
                                                            --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in loan from director                                  --              2,800             12,400
  Issuance of common stock                                    30,000                 --             39,000
                                                            --------           --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     30,000              2,800             51,400
                                                            --------           --------           --------

Net increase (decrease) in cash                               25,611             (6,315)            25,725

Cash at beginning of period                                      114              8,964                 --
                                                            --------           --------           --------

CASH AT END OF PERIOD                                       $ 25,725           $  2,649           $ 25,725
                                                            ========           ========           ========

Supplemental Information and Non-Monetary Transactions

Cash paid for:
  Interest expense                                          $     --           $     --           $     --
                                                            ========           ========           ========
  Income taxes                                              $     --           $     --           $     --
                                                            ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2009
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 12, 2009. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Mining, Inc., as of August 31, 2009 and the results of its operations and cash flows for the three month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2009
                                   (Unaudited)


CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2009 and May 31, 2009.

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

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2009
                                   (Unaudited)


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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP 107-1"). FSP 107-1 amends SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the first quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2 and 124-2"). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2009
                                   (Unaudited)


improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the first quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009,  the FASB issued FASB Staff  Position  157-4,  "Determining  Fair
Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," ("FSP 157-4"). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements," when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the first quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2009
                                   (Unaudited)


167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles," ("SFAS 168"). SFAS 168 replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles", and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles ("GAAP"). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

NOTE 5 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $25,675 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 6 - RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

While the Company is seeking additional capital, the sole officer and director has advanced funds to the Company to pay for any costs incurred by it. These funds are interest free. The balance due the sole officer and director was $12,400 and $12,400 on August 31, 2009 and May 31, 2009, respectively.

                               Laredo Mining, Inc.
                        (An Exploration Stage Enterprise)
                          Notes to Financial Statements
                                 August 31, 2009
                                   (Unaudited)


NOTE 7 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2009

Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.

Common Stock, $ 0.0001 par value: 90,000,000 shares authorized; 5,000,000 shares issued and outstanding.

On March 31, 2008 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.003 per share for a total of $ 9,000.

On June 4, 2009 the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.015 per share for a total of $ 30,000 to complete it's S-1 offering.

As of August 31, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 5,000,000 for the period ended August 31, 2009 and 3,000,000 for the year ended May 31, 2009. As of August 31, 2009, May 31, 2009 and since inception, the Company had no dilutive potential common shares.

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

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008. On June 4, 2009 we issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.015 per share for a total of $30,000 to complete our S-1 offering. Our financial statement from inception through the quarter ended August 31, 2009 report no revenues and a net loss of $25,675. Our independent auditor has issued an audit opinion for the Company which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Our shares are currently listed for trading on the Over-the-Counter Bulletin Board under the symbol LRDM. As of the date of this report, there has been no active trading market for our common stock and no assurance that an active trading market for our securities will ever develop.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $25,675 in expenses through August 31, 2009.

The following table provides selected financial data about our company for the period ended Augsut 31, 2009.

                     Balance Sheet Data:           8/31/09
                     -------------------           -------

                     Cash                          $25,725
                     Total assets                  $25,725
                     Total liabilities             $12,400
                     Shareholders' equity          $13,325

We received our initial funding of $9,000 through the sale of common stock to our director who purchased 3,000,000 shares of common stock at $.003 per share on March 31, 2008. On June 4, 2009 we issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.015 per share for a total of $30,000 to complete our S-1 offering.

We incurred operating expenses of $4,309 and $12,450 for the three months ended August 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement and required reports.

LIQUIDITY AND CAPITAL RESOURCES

Our cash in the bank at August 31, 2009 was $25,725, total assets were $25,725 and outstanding liabilities were $12,400, consisting of a loan from our director. Our director has agreed to provide additional funding that will enable us to maintain a positive cash flow needed to pay for our current level of operating expenses over the next twelve months, if needed. There are no formal commitments or arrangements with our director to advance or loan funds. There are no terms regarding repayment of any loan or capital contribution. We are a development stage company and have generated no revenue to date. We estimate our current cash balance of $25,725, along with loans from our director, will be sufficient for operations over the next 12 months.

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
                                                                         =======

If we are successful in raising the funds from our offering, we plan to commence Phase I of the exploration program on the claim in October 2009. We expect this phase to take 2 weeks to complete and an additional two months for the consulting geologist to receive the results of the surveys and prepare his report.

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

GOING CONCERN

As of August 31, 2009 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                   Description
     ------                   -----------

      3(i)          Articles of Incorporation*
      3(ii)         Bylaws*
     31             Sec. 302 Certification of CEO/CFO
     32             Sec. 906 Certification of CEO/CFO

----------
* Included in our S-1 filing under Commission File Number 333-153168.


                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Upland, CA, by the undersigned, thereunto duly authorized on October 5, 2009.

Laredo Mining, Inc, Registrant


By: /s/ Nancy L. Farrell
   --------------------------------------------------
   Nancy L. Farrell
   President, Secretary, Treasurer
   Chief Executive Officer, Chief Financial Officer,
   Principal Accounting Officer and and Sole Director