Form 10-Q
period 2009-11-30
Laredo Oil, Inc.
filed 2010-01-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

Commission File Number 333-153168

Laredo Oil, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

580 Highway 535
Big Horn, WY 82833

(Address of principal executive offices) (Zip code)

(307) 673-5033

(Registrant's telephone number, including area code)

Copy to:
Gregory Sichenzia, Esq.
Sichenzia Ross Friedman Ference, LLP
61 Broadway
New York, New York  10006
(212) 930-9700 Phone
(212) 930-9725 Fax

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ Not Applicable ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the
Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,000,013 shares of common stock issued and outstanding as of January 14, 2010.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 12, 2009.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of November 30, 2009 and the results of its operations for the three and six month periods and cash flows for the six month period then ended, have been included.  The results of operations for the three and six month periods ended November 30, 2009 are not necessarily indicative of the results for the full year.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Balance Sheets

	November 30,	May 31,
	2009	2009
	(unaudited)
ASSETS
Current Assets
Cash	$20,775	$114
Restricted Cash	-	23,625

TOTAL ASSETS	$20,775	$23,739

LIABILITIES & EQUITY
Current Liabilities
Accounts Payable	$2,945	80
Accrued Liabilities	62,278	-
Bridge Loan	25,122	12,400

Total Liabilities	90,345	12,480

Equity
Common Stock Subscribed	-	23,625
Common Stock: $0.000016 par value; 90,000,000 shares authorized; 50,000,013 and 18,750,000 issued and outstanding	800	300
Additional Paid in Capital	50,600	8,700
Retained Earnings	(120,970)	(21,366)
Total Equity	(69,570)	11,259

TOTAL LIABILITIES & EQUITY	$20,775	$23,739

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Operations
(Unaudited)

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended	Date of Inception (March 31, 2008) Thru
	November 30, 2009	November 30, 2009	November 30, 2008	November 30, 2008	November 30, 2009

Revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General, selling and administrative expenses	95,173	99,482	2,865	15,315	113,848
Mineral expenditures	-	-	-	-	7,000

Operating loss	(95,173)	(99,482)	(2,865)	(15,315)	120,848)

Non-operating income			-	-
Interest expense	(122)	(122)	-	-	(122)

Net loss	$(95,295)	$(99,604)	$(2,865)	$(15,315)	$(120,970)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	40,138,889	35,439,560	18,750,000	18,750,000

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statement of Stockholders' Equity
From Inception March 31, 2008 to November 30, 2009
(Unaudited)

							Deficit accumulated
	Common Stock		Preferred Stock		Additional Paid	Common Stock	During Exploration	Total
	Shares	Amount	Shares	Amount	in Capital	Subscribed	Stage	Equity

Common shares issued to founders	18,750,000	$300	-	$-	$8,700	$-	$-	$9,000

Net loss	-	-	-	-	-	-	(36)	(36)

Balance at May 31, 2008	18,750,000	300	-	-	8,700	-	(36)	8,964

Common stock subscribed	-	-	-	-	-	23,625	-	23,625
Net loss	-	-	-	-	-	-	(21,330)	(21,330)

Balance at May 31, 2009	18,750,000	300	-	-	8,700	23,625	(21,366)	11,259

Issuance of common stock	12,500,000	200	-	-	29,800	(23,625)	-	6,375
Cancellation of common stock	(18,750,000)	(300)	-	-	(300)	-	-	--
Loan converted to equity					12,400
Issuance of common stock	37,500,013	600	-	-	-	-	-	--
Net loss	-	-	-	-	-	-	(87,204)	(87,204-)

Balance at November 30, 2009	50,000,013	$800	-	$-	$50,600	$-	$(120,970)	$69,570

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Unaudited)

			March 31, 2008
	Six Months Ended	Six Months Ended	(Date of Inception)
	November 30, 2009	November 30, 2008	through November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(99,604)	$(15,315)	$(120,970)

Increase in accounts payable and accrued liabilities	65,264	-	65,344

NET CASH USED IN OPERATING ACTIVITIES	(34,339)	(15,315)	(55,625)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans	25,000	6,800	37,400
Issuance of common stock	30,000	-	39,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	55,000	6,800	76,400

Net increase in cash	20,661	(8,515)	20,775

Cash at beginning of period	114	8,964	-

CASH AT END OF PERIOD	$20,775	$449	$20,775

Supplemental Disclosures

Interest paid	$-	$-	$-

Taxes Paid	$-	$-	$-

Officer advances converted to equity	$12,400	$-	$12,400

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
November 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Laredo Oil, Inc. (the Company) was incorporated under the laws  of the  State  of  Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.0001 par value. October 21, 2009 the name was changed to “Laredo Oil, Inc.”  Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis.

The Company currently has no operations and, in accordance with ASC 915 “Development Stage Entities,” is considered an Exploration Stage Enterprise.  The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been  prepared assuming that the Company  will  continue  as a going  concern,  which  contemplates,  among other things,  the  realization of assets and the  satisfaction  of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $120,970 since its inception and requires capital to implement its strategic plan.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.
The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at November 30, 2009 and May 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended November 30, 2009 and May 31, 2009.

SHARE BASED EXPENSES

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
November 30, 2009
(Unaudited)

NOTE 2 - GOING CONCERN - continued

SHARE BASED EXPENSES- contined

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees" which codified SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

RECENT AND ADOPTED ACCOUNTING PRONOUNCEMENTS

ASC 105, “Generally Accepted Accounting Principles” (ASC 105) (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162) codified the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature to be applied by nongovernmental entities in the preparation of financial statements.  Effective July 1, 2009, the FASB Accounting Standards Codification (ASC), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  The Company adopted the provisions of SFAS No. 168 as required; all references to GAAP have been updated and replaced with ASC references.

In February 2008, the FASB issued guidance on fair value measurement and disclosure.  This guidance is now part of ASC 820, Fair Value Measurements and Disclosure, (formerly FASB Staff Position (FSP) No. 157-1 and FSP No. 157-2), which excludes ASC 840, Accounting for Leases from the scope. The Company was required to adopt this new guidance on June 1, 2009, the beginning of its fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on the consolidated financial statements.

On April 9, 2009, the FASB issued new guidance, which is now part of the ASC as listed below, relating to fair value accounting, impairment of securities, and disclosures.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The adoption did not have a material impact on the consolidated financial statements.

•
ASC 820-10, Fair Value Measurements and Disclosures (formerly FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”);

•	ASC 320-10, Investments – Debt and Equity Securities (formerly FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments”); and
•	ASC 825-10, Financial Instruments (formerly FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Statements”).

On May 28, 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 as required. The Company has evaluated subsequent events for the period from November 30, 2009, the date of these financial statements, to the date these financial statements are being filed with the Securities Exchange Commission (“SEC”), which is January 15, 2009.  There were no events or transactions occurring during this subsequent event reporting period which require recognition in the financial statements.

NOTE 4 - LOSS PER SHARE

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of November 30, 2009, May 31, 2009 and since inception, the Company had no dilutive potential common shares.

Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis. The effect of this stock split has been retroactively applied to all periods presented.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
November 30, 2009
(Unaudited)

NOTE 4 - LOSS PER SHARE - continued

	For the three months ended		For the six months ended
	November 30,		November 30,
	2009	2008	2009	2008
Numerator - net loss attributable to
common stockholders	$(95,295)	$(2,865)	$(99,604)	$(15,315)

Denominator - weighted average
number of common shares outstanding	40,138,889	18,750,000	35,439,560	18,750,000

Basic and diluted loss
per common share	$0.00	$0.00	$0.00	$0.00

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 16, 2009, Nancy L. Farrell, formerly the Company’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and sole director, entered into a purchase agreement with Mark See, pursuant to which Mr. See acquired 18,750,000 shares of common stock of the Company for aggregate consideration of $225,000.  Upon the closing of the purchase, Mr. See acquired 60% of the Company’s issued and outstanding common stock and attained voting control of the Company.  Ms. Farrell resigned from all of her positions with the Company.  Immediately prior to her resignation on October 16, 2009, she appointed Mark See to serve as the Company’s Chief Executive Officer, Secretary and sole director.  On October 19, 2009, Mr. See entered into a cancellation agreement with the Company, pursuant to which he agreed to return an aggregate of 18,750,000 shares of the Company’s common stock to the Company for cancellation.  Such shares were returned to the authorized capital of the Company.

In October, the sole director, Ms. Farrell, forgave debt to the Company in the amount of $12,400 as part of the change of control transaction.  This amount has been recorded as an addition to paid in capital.

In November, the Company issued a note payable (see Note 8) to Mr. Kenneth Lipson who is a shareholder owning over 5% of the Company’s common stock.

NOTE 7 - STOCKHOLDERS' EQUITY

Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis. The effect of this stock split has been retroactively applied to all periods presented.

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2009

●	Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.

●	Common Stock, $ 0.000016 par value: 90,000,000 shares authorized; 50,000,013 shares issued and outstanding.

On March 31, 2008 the Company issued a total of 18,750,000 shares of common stock to one director for total cash of $9,000.

On June 4, 2009 the Company issued a total of 12,500,000 shares of common stock to various individuals for cash in the amount of $0.0024 per share for a total of $30,000 to complete the Company’s S-1offering.

On October 19, 2009, the board of directors of the Company approved the issuance of an aggregate of 37,500,013 shares of the Company’s common stock as consideration for services rendered to the Company.

As of November 30, 2009, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 8 - NOTE PAYABLE

In November, 2009, the Company entered into a $25,000 bridge note with a related party (see Note 6).  Interest expense accrues on the note at a rate of 7% per annum.  The term of the note is that both outstanding principal and accrued interest are to be repaid within one week of the Company’s receiving permanent financing of at least $2.5 million.  On November 30, 2009 the principal amount outstanding was $25,000 and interest accrued was $122.

During the six months ended November 30, 2009, a $12,400 note payable was forgiven by the former director as part of the change of control which occurred on October 16, 2009 (see Note. 6).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Laredo Oil, Inc. is a Development Stage Enterprise engaged in the acquisition of mature oil fields and the recovery of stranded oil from those fields using enhanced oil recovery methods.

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties.  In October 2009, the Company shifted its focus to acquiring mature oil fields with the intention of recovering stranded oil from them using enhanced oil recovery methods.

The Company plans to use an Enhanced Oil Recovery (“EOR”) method entitled Underground Gravity Drainage (‘UGD”).  This method uses conventional mining processes to establish a chamber underneath an existing oil field from where closely spaced wellbores can be drilled up into the reservoir, using gravity to then drain the targeted reservoir through the wellbores.  This method is applicable to mature oil fields that have very specific geological characteristics.  The Company has done extensive research and has identified approximately 100 oil fields within the United States qualified for UGD recovery methods.  The Company intends to pursue and recover stranded oil from selected mature fields chosen from this group as funds become available.

We believe the costs of implementing the UGD method are radically lower than those presently experienced by commonly used EOR methods.  We also estimate that we can materially increase the field oil production rate from prior periods and recover amounts of oil equal to or greater than amounts previously recovered from the mature fields selected.  The Company intends to seek oil fields with a minimum of 25 million barrels of estimated recoverable oil.

When the Company acquires a targeted oil field, we will continue to operate the producing field and expect to generate revenue and profit from doing so. Once development of the underground chamber and the UGD method is prepared for operation, the conventional wells will be capped and UGD production begun.  The effect of such operations should result in minimal disruption of oil production from our field investments.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we acquire our first targeted oil field. We are presently pursuing negotiations for targeted fields but can provide no assurance that we will be successful in our acquisition efforts.

Our shares are currently listed for trading on the Over-the-Counter Bulletin Board under the symbol LRDC. As of the date of this report, there has been light trading for our common stock and we cannot provide assurance that an active trading market for our securities will ever develop.

LIQUIDITY & CAPITAL RESOURCES

We received our initial funding of $9,000 through the sale of common stock to Ms. Farrell who purchased 18,750,000 shares of common stock on March 31, 2008. On June 4, 2009 we issued a total of 12,500,000 shares of common stock to various individuals for a cash total of $30,000 to complete our S-1 offering.

We incurred operating expenses of $99,482 and $15,315 for the six months ended November 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and required reports, and costs associated with fund raising activities.  The increase in expenses for the six months ended November 30, 2009 as compared to the same period in 2008 is primarily attributable to accrued payroll expenses for the newly appointed CEO and CFO of the Company.

The Company has no revenue to date from its operations and its ability to implement its plans for the future will depend on the future availability of financing.  We estimate that we will require up to $50 million to enable the Company to acquire two targeted mature oil fields and implement its UGD enhanced oil recovery technique in the smaller of the two fields.  The Company intends to raise funds through private placements of the Company’s common stock and through borrowing.  The financing activities of the Company are current and ongoing, and it will implement its strategy as the timing and amount of financing allow.  However, there can be no assurance that we will be successful in obtaining additional capital for such activities from the sale of its capital stock, or in otherwise raising substantial capital.

Our cash in the bank at November 30, 2009 was $20,775. The Company received a $25,000 bridge loan from a shareholder on November 6, 2009. That loan is due and payable upon receiving permanent financing proceeds. In addition, salaries were deferred through the period ended November 30, 2009.  They will be paid upon receiving permanent financing.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash equivalents. We invest in high-quality financial instruments and we believe we are subject to limited credit risk. Due to the short-term nature of our cash, we do not believe that we have any material exposure to interest rate risk arising from our investments.

ITEM 4T.  CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s controls and procedures (as defined in the Securities Act of 1934 Rule 13a-15(e) or Rule 15d-15(e)) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

 (b)           Changes in Internal Control Over Financial Reporting

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our internal control system.  There is one person involved in processing transactions.  Therefore, it is difficult to effectively segregate accounting duties.  While we strive to segregate duties as much as practicable, there are insufficient financial resources to justify additional staff.  As a result, this significant internal control deficiency is not expected to be remediated until the Company secures customers and additional financial resources.  This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2009, the board of directors of the Company approved the issuance of an aggregate of 37,500,013 shares of the Company’s common stock as consideration for services rendered to the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

3.1	Articles of Incorporation, included in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference

3.2	Bylaws, included in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: January 14, 2010	By:	/s/ Mark See
Mark See
Chief Executive Officer

Date: January 14, 2010	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer and Treasurer