Form 10-Q
period 2010-02-28
Laredo Oil, Inc.
filed 2010-04-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

Commission File Number 333-153168

Laredo Oil, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

9452 East Heritage Trail Drive
Scottsdale, Arizona 85255

(Address of principal executive offices) (Zip code)

(214) 296-4464

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 50,000,013 shares of common stock issued and outstanding as of April 14, 2010.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 12, 2009.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of February 28, 2010 and the results of its operations for the three and nine month periods and cash flows for the nine month period then ended, have been included.  The results of operations for the three and nine month periods ended February 28, 2010 are not necessarily indicative of the results for the full year.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Balance Sheets

	February 28,	May 31,
	2010	2009
	(unaudited)
ASSETS
Current Assets
Cash	$23,805	$114
Restricted Cash	-	23,625
Prepaid Expenses	45,856	-

TOTAL ASSETS	$69,661	$23,739

LIABILITIES & (DEFICIT) EQUITY
Current Liabilities
Accounts Payable	$8,289	80
Accrued Liabilities	235,025	-
Bridge Loan	76,162	12,400

Total Liabilities	319,476	12,480

Equity
Common Stock Subscribed	-	23,625
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock: $0.0001 par value; 90,000,000 shares authorized; 50,000,013 and 18,750,000 issued and outstanding	5,000	300
Additional Paid in Capital	136,400	8,700
Accumulated Deficit during Exploration Stage	(391,215)	(21,366)
Total (Deficit) Equity	(249,815)	11,259

TOTAL LIABILITIES & (DEFICIT) EQUITY	$69,661	$23,739

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Operations
(Unaudited)

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Date of Inception (March 31, 2008) Thru
	February 28, 2010	February 28, 2010	February 28, 2009	February 28, 2009	February 28, 2010

Revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General, selling and administrative expenses	268,931	368,413	2,540	17,855	382,779
Mineral expenditures	-	-	-	-	7,000

Operating loss	(268,931)	(368,413)	(2,540)	(17,855)	(389,779)

Non-operating income	-	-	-	-	-
Interest expense	(1,314)	(1,436)	-	-	(1,436)

Net loss	$(270,245)	$(369,849)	$(2,540)	$(17,855)	$(391,215)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	50,000,013	40,247,259	18,750,000	18,750,000

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statement of Stockholders' (Deficit) Equity
From Inception March 31, 2008 to February 28, 2010
(Unaudited)

							Deficit accumulated
	Common Stock		Preferred Stock		Additional Paid	Common Stock	During Exploration	Total
	Shares	Amount	Shares	Amount	in Capital	Subscribed	Stage	Equity

Common shares issued to founders	18,750,000	$1,875	-	$-	$7,125	$-	$-	$9,000

Net loss	-	-	-	-	-	-	(36)	(36)

Balance at May 31, 2008	18,750,000	1,875	-	-	7,125	-	(36)	8,964

Common stock subscribed	-	-	-	-	-	23,625	-	23,625
Net loss	-	-	-	-	-	-	(21,330)	(21,330)

Balance at May 31, 2009	18,750,000	1,875	-	-	7,125	23,625	(21,366)	11,259

Issuance of common stock	12,500,000	1,250	-	-	28,750	(23,625)	-	6,375
Cancellation of common stock	(18,750,000)	(1,875)	-	-	(1,875)	-	-	--
Loan converted to equity	-	-	-	-	12,400	-	-	12,400
Issuance of common stock	37,500,013	3,750	-	-	86,250	-	-	90,000
Net loss	-	-	-	-	-	-	(369,849)	(369,849)

Balance at February 28, 2010	50,000,013	$5,000	-	$-	$136,400	$-	$(391,215)	$(339,815)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Unaudited)

			March 31, 2008
	Nine Months Ended	Nine Months Ended	(Date of Inception)
	February 28, 2010	February 28, 2009	through February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(369,849)	$(17,855)	$(391,215)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	90,000	-	90,000
Changes in operating assets and liabilities
Increase in prepaid expenses	(45,856)	-	(45,856)
Increase in accounts payable and accrued liabilities	244,396	-	244,476

NET CASH USED IN OPERATING ACTIVITIES	(81,309)	(17,855)	(102,595)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans	75,000	9,300	87,400
Issuance of common stock	30,000	-	39,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	105,000	9,300	126,400

Net increase in cash	23,691	(8,555)	23,805

Cash at beginning of period	114	8,964	-

CASH AT END OF PERIOD	$23,805	$409	$23,805

Supplemental Disclosures

Interest paid	$-	$-	$-

Taxes Paid	$-	$-	$-

Officer advances converted to equity	$12,400	$-	$12,400

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
February 28, 2010
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended Febraury 28, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2009 audited financial statements as reported in Form 10-K.  The results of operations for the period ended February 28,  2009 are not necessarily indicative of the operating results for the full year ended May 31, 2010.

Laredo Oil, Inc. (the Company) was incorporated under the laws of the  State  of  Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.0001 par value. October 21, 2009 the name was changed to “Laredo Oil, Inc.”  Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis.  In connection with this change, the Certificate of Incorporation was amended to retain the par value at $0.0001 per share.

The Company currently is in the early stage of executing its business plan and, in accordance with ASC 915 “Development Stage Entities,” is considered an Exploration Stage Enterprise.  The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $391,215 since its inception and requires capital to implement its strategic plan.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at February 28, 2010 and May 31, 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended February 28, 2010 and May 31, 2009.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
February 28, 2010
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On May 28, 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855, Subsequent Events (formerly, SFAS No. 165, Subsequent Events) is consistent with existing auditing standards in defining subsequent events as events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued, but it also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance defines two types of subsequent events: “recognized subsequent events” and “non-recognized subsequent events.” Recognized subsequent events provide additional evidence about conditions that existed at the balance sheet date and must be reflected in the company’s financial statements.  Non-recognized subsequent events provide evidence about conditions that arose after the balance sheet date and are not reflected in the financial statements of a company.  Certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading.  The new guidance was effective on a prospective basis for interim or annual periods ending after June 15, 2009.  The Company adopted the provisions of SFAS 165 as required. The Company has evaluated subsequent events for the period from February 28, 2010, the date of these financial statements, to the date these financial statements are being filed with the Securities Exchange Commission (“SEC”), which is April 14, 2009.  There were no events or transactions occurring during this subsequent event reporting period which require recognition in the financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
February 28, 2010
(Unaudited)

NOTE 4 - LOSS PER SHARE

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of February 28, 2010, May 31, 2009 and since inception, the Company had no dilutive potential common shares.

Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis. The effect of this stock split has been retroactively applied to all periods presented.

	For the three months ended		For the nine months ended
	February 28,		February 28,
	2010	2009	2010	2009
Numerator - net loss attributable to
common stockholders	$(270,245)	$(2,540)	$(369,849)	$(17,855)

Denominator - weighted average
number of common shares outstanding	50,000,013	18,750,000	40,247,259	18,750,000

Basic and diluted loss
per common share	$0.00	$0.00	$0.01	$0.00

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

During the quarter, David Morris who is a shareholder owning over 5% of the Company’s stock was reimbursed $3,279.69 for expenses incurred for activities benefitting the Company.

In both November and December, the Company issued a note payable (see Note 8) to Mr. Kenneth Lipson who is a shareholder owning over 5% of the Company’s common stock.

NOTE 7 - STOCKHOLDERS' EQUITY

Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis. The effect of this stock split has been retroactively applied to all periods presented.

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2010

●           Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.

●           Common Stock, $ 0.0001 par value: 90,000,000 shares authorized; 50,000,013 shares issued and outstanding.

On March 31, 2008 the Company issued a total of 18,750,000 shares of common stock to one director for total cash of $9,000.

On June 4, 2009 the Company issued a total of 12,500,000 shares of common stock to various individuals for cash in the amount of $0.0024 per share for a total of $30,000 to complete the Company’s S-1 offering.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
February 28, 2010
(Unaudited)

NOTE 7 - STOCKHOLDERS' EQUITY - continued

On October 19, 2009, the board of directors of the Company approved the issuance of an aggregate of 37,500,013 shares of the Company’s common stock as consideration for services rendered to the Company for a total fair market value of $90,000.

As of February 28, 2010, the Company has not granted any stock options.

NOTE 8 - NOTES PAYABLE

In November and December, 2009, the Company respectively entered into a $25,000 and $50,000 bridge note with a related party (see Note 6).  Interest expense accrues on both notes at a rate of 7% per annum.  The term of the notes are that both outstanding principal and accrued interest are to be repaid within one week of the Company’s receiving permanent financing of at least $2.5 million.  On February 28, 2010 the principal amount outstanding was $75,000 and interest accrued was $1,162.

During the nine months ended February 28, 2010, a $12,400 note payable was forgiven by the former director as part of the change of control which occurred on October 16, 2009 (see Note. 6).

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

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties.  In October 2009, the Company shifted its focus to acquiring mature oil fields with the intention of recovering stranded oil using enhanced oil recovery methods.

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

We incurred operating expenses of $369,849 and $17,855 for the nine months ended February 28, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and required reports, and costs associated with fund raising activities.  The increase in expenses for the nine months ended February 28, 2010 as compared to the same period in 2009 is primarily attributable to accrued payroll expenses for the newly appointed CEO and CFO of the Company.

The Company has no revenue to date from its operations and its ability to implement its plans for the future will depend on the future availability of financing.  We estimate that we will require up to $50 million to enable the Company to acquire two targeted mature oil fields and implement its UGD enhanced oil recovery technique in the smaller of the two fields.  The Company intends to raise funds through private placements of the Company’s stock and through borrowing.  The financing activities of the Company are current and ongoing, and it will implement its strategy as the timing and amount of financing allow.  However, there can be no assurance that we will be successful in obtaining additional capital for such activities from the sale of its capital stock, or in otherwise raising substantial capital.

Our cash in the bank at February 28, 2010 was $23,805. The Company received a $25,000 bridge loan from a shareholder on November 6, 2009 and another $50,000 bridge loan from the same shareholder on December 30, 2009. Both loans are due and payable upon receiving permanent financing proceeds. In addition, salaries were deferred through the period ended February 28, 2010.  They will be paid upon receiving permanent financing.

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

None.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

LAREDO OIL, INC.

(Registrant)

Date: April 14, 2010	By:	/s/ Mark See
Mark See
Chief Executive Officer

Date: April 14, 2010	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer and Treasurer