Form 10-K
period 2010-05-31
Laredo Oil, Inc.
filed 2010-09-14
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-153168

Laredo Oil, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	26-2435874
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2203 Townes Lane; Austin, Texas 78703

(Address of principal executive offices) (Zip Code)

(512) 961-3801

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑

As of May 31, 2010, the registrant had 50,000,013 shares of voting common stock outstanding.  The aggregate market value of the registrant's outstanding shares of voting common stock held by non-affiliates, based on the closing price of these shares on May 28, 2010 of $1.24 per share as reported on the OTC Bulletin Board, was $19.9 million.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 14, 2010, the registrant had 51,000,013 shares of voting common stock outstanding.

LAREDO OIL, INC.

TABLE OF CONTENTS

LAREDO OIL, INC.

 ANNUAL REPORT FOR THE YEAR ENDED 5/31/2010 ON FORM 10-K

PART I

Item 1.	Business

Summary

Laredo Oil, Inc. is a Development Stage Enterprise engaged in the acquisition of mature oil fields and the recovery of stranded oil from those fields using enhanced oil recovery methods.

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties.  After a change in control in October 2009, the Company shifted its focus to acquiring mature oil fields with the intention of recovering stranded oil using enhanced oil recovery methods.

The Company plans to use an Enhanced Oil Recovery (“EOR”) method entitled Underground Gravity Drainage (“UGD”).  This method uses conventional mining processes to establish a chamber underneath an existing oil field from where closely spaced wellbores can be drilled up into the reservoir, using gravity to then drain the targeted reservoir through the wellbores.  This method is applicable to mature oil fields that have very specific geological characteristics.  The Company has done extensive research and has identified approximately 100 oil fields within the United States qualified for UGD recovery methods.  The Company intends to pursue and recover stranded oil from selected mature fields chosen from this group as funds become available.

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

When the Company acquires a targeted oil field, we will continue to operate the producing field and expect to generate revenue and profit from doing so. Once development of the underground chamber and the UGD method is prepared for operation, the conventional wells will be capped after UGD production has begun.  The effect of such operations should result in minimal disruption of oil production from our field investments.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we acquire our first targeted oil field. We are presently pursuing negotiations for targeted fields but can provide no assurance that we will be successful in our acquisition efforts.

Our shares are currently listed for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol LRDC. As of the date of this report, there has been light trading for our common stock and we cannot provide assurance that an active trading market for our securities will ever develop.

Competition

The oil industry is highly competitive in all phases. We encounter competition from other oil companies in all areas of operation, including the acquisition of mature fields.  Our competitors include numerous independent oil companies, individuals and drilling and income programs.  Many of our competitors are large, well established companies that have substantially larger operating staffs and greater capital resources than we do. Such companies may be able to pay more for mature and declining oil properties and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. Our ability to acquire additional properties will depend upon our ability to consummate transactions in a highly competitive environment.

Operating Hazards and Uninsured Risks

Mining and drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that the oil fields we acquire will be productive or that we will recover all or any portion of our investment. The cost and timing of mining, drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including low oil and natural gas prices, title problems, weather conditions, delays by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services. Our future oil recovery activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and those of others. We maintain insurance against some but not all of the risks described above. In particular, the insurance we maintain does not cover claims relating to failure of title to oil leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. Furthermore, in certain circumstances in which insurance is available, we may not purchase it. The occurrence of an event that is not covered, or not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows in the period such event may occur.

Item 1.	Business - continued

Governmental Regulation

Our oil and natural gas exploration, production, transportation and marketing activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including but not limited to the Federal Energy Regulatory Commission (“FERC”), the Environmental Protection Agency (“EPA”), the Bureau of Land Management (“BLM”), the Texas Commission on Environmental Quality (“TCEQ”), the Texas Railroad Commission (“TRRC”), the Oklahoma Corporation Commission (“OCC”), the Montana Board of Oil and Gas Conservation (“MBOGC”) and similar type commissions within these states and of the other states in which we do business. Failure to comply with such laws, rules and regulations can result in substantial penalties, including the delay or stopping of our operations. The legislative and regulatory burden on the oil industry increases our cost of doing business and affects our profitability.

Although we do not own or operate any pipelines or facilities that are directly regulated by FERC, its regulation of third party pipelines and facilities could indirectly affect our ability to transport or market our production.  We believe we are in substantial compliance with all applicable laws and regulations; however, we are unable to predict the future cost or impact of complying with such laws and regulations because they are frequently amended, interpreted and reinterpreted.

The states of Texas, Oklahoma, Arkansas, Montana and most other states, as well as the federal government when operating on federal or Indian lands, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil. These governmental authorities also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells.

Environmental Matters

Our operations and properties are, like the oil industry in general, subject to extensive and changing federal, state and local laws and regulations relating to both environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and safety and health. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue. These laws and regulations may require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from our operations; and require the reclamation of certain lands.

The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities.

Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, injunctions, or both. In the opinion of management, we are in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil industry in general. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and comparable state statutes impose strict and arguably joint and several liabilities on owners and operators of certain sites and on persons who disposed of or arranged for the disposal of "hazardous substances" found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of "solid waste" and "hazardous waste" and authorize imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of "hazardous substance," state laws affecting our operations impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as "non-hazardous," such exploration and production wastes could be reclassified as hazardous wastes, thereby making such wastes subject to more stringent handling and disposal requirements.

Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments in 1990 and 1997 also impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations. We are required to maintain such permits or meet general permit requirements. The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Most agencies recognize the unique qualities of oil and natural gas exploration and production operations. A number of agencies including but not limited to the EPA, the BLM, the TCEQ, the OCC, the MBOGC and similar commissions within these states and of other states in which we do business have adopted regulatory guidance in consideration of the operational limitations on these types of facilities and their potential to emit pollutants. We believe that we will be able to obtain, or be included under, such permits, where necessary, and to make minor modifications to existing facilities and operations that would not have a material effect on us.

Item 1.	Business - continued

Climate Change

Climate change has become the subject of an important public policy debate. Climate change remains a complex issue, with some scientific research suggesting that an increase in greenhouse gas emissions ("GHGs") may pose a risk to society and the environment. The oil and natural gas exploration and production industry is a source of certain GHGs, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could have a significant impact on our future operations.

Impact of Legislation and Regulation. The commercial risk associated with the exploration and production of fossil fuels lies in the uncertainty of government-imposed climate change legislation, including cap and trade schemes, and regulations that may affect us, our suppliers, and our customers. The cost of meeting these requirements may have an adverse impact on our financial condition, results of operations and cash flows, and could reduce the demand for our products.

Climate change legislation and regulations have been adopted by many states in the US; however, legislation and regulations have not been enacted at the federal level in the US or all states, although Congress and several states are considering adopting climate change legislation. The current state of development of many state and federal climate change regulatory initiatives in areas where we operate makes it difficult to predict with certainty the future impact on us, including accurately estimating the related compliance costs that we may incur.

Indirect Consequences of Regulation or Business Trends. We believe there are risks arising from the global response to climate change.

Physical Impacts of Climate Change on our Costs and Operations. There has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Extreme weather conditions increase our costs, and damage resulting from extreme weather may not be fully insured. However, the extent to which climate change may lead to increased storm or weather hazards affecting our operations is difficult to identify at this time.

Formation

We were incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.0001 par value. On October 21, 2009 the name was changed to “Laredo Oil, Inc.”  Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis.  In connection with this change, the Certificate of Incorporation was amended to retain the par value at $0.0001 per share.

Facilities

Our principal executive office is located in Austin, Texas, at 2203 Townes Lane, Austin, Texas 78703.

Employees

As of May 31, 2010, we had 2 full-time employees.

Website Access

We make available, free of charge through our website, www.laredo-oil.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on our website is not a part of this report.

Item 2.	Properties

We currently do not own any physical property or own any real property.  We utilize space provided to us on a rent free basis from our officers and director, Bradley E. Sparks and Mark See. Management believes the current premises are sufficient for its needs at this time but expect to move to a rented office located in Austin, Texas during calendar year 2010 as funding becomes available.

The company has intangible property which is not recorded on the balance sheet in the form of a business plan and strategy to recover stranded oil from mature and declining oil fields using the UGD business model.  The value of the management team participating in the company is also an intangible asset not reflected on the balance sheet.

Item 3.	Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

As of May 31, 2010, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.  Compliance with environmental laws and regulations has not had, and is not expected to have, a material adverse effect on our capital expenditures.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock currently is quoted on the OTCBB which is not recognized as a stock exchange for SEC reporting purposes.  Since the Company began trading November 5, 2009 on the OTCBB, there has been a very limited trading market for the Company's common stock.

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q2: Sep 2009—Nov 2009	Fiscal Q3: Dec 2009—Feb 2010	Fiscal Q4: Mar 2010—May 2010
High Bid	1.55	1.95	1.81
Low Bid	0.00	0.25	0.00

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. We have no outstanding options and have no securities authorized for issuance under equity compensation plans, although the Company plans to put an equity compensation plan in place during the third or fourth calendar quarter of 2010.

The Securities and Exchange Commission ("SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:  (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions;  (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.  The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:  (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

On October 16, 2009, the sole director of the Company approved an amendment to the Company’s Articles of Incorporation (the “Certificate of Amendment”) in order to change the name of the Company from “Laredo Mining, Inc.” to “Laredo Oil, Inc.” and to affect a 1:6.25 forward split of the Company’s common stock.  On October 16, 2009, stockholders representing the requisite number of votes necessary approved the adoption of the Certificate of Amendment.  On October 21, 2009, the Company filed the Certificate of Amendment with the Secretary of the State of Delaware.

As at September 14, 2010 the Company had 51,000,013 shares of common stock issued and outstanding estimated to be held by more than 300 record holders which include holders who own units through their brokers "in street name".  Additionally, the Company had outstanding warrants to purchase 707,500 shares of stock at an exercised price equal to the lower of (a) the lowest price paid per share for a future equity sale in excess of 7.5 million dollars and (b) $2.00 per share.  The Company also had 975,000 warrants outstanding that were issued in conjunction with a Stock Purchase Agreement entered into on July 26, 2010 (see Note 10 of notes to financial statements).

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

The Company plans to use an Enhanced Oil Recovery (“EOR”) method entitled Underground Gravity Drainage ("UGD").  This method uses conventional mining processes to establish a chamber underneath an existing oil field from where closely spaced wellbores can be drilled up into the reservoir, using gravity to then drain the targeted reservoir through the wellbores.  This method is applicable to mature oil fields that have very specific geological characteristics.  The Company has done extensive research and has identified approximately 100 oil fields within the United States qualified for UGD recovery methods.  The Company intends to pursue and recover stranded oil from selected mature fields chosen from this group as funds become available.

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

Liquidity and Capital Resources

We received our initial funding of $9,000 through the sale of common stock to Ms. Nancy Farrell who purchased 18,750,000 shares of common stock on March 31, 2008. On June 4, 2009 we issued a total of 12,500,000 shares of common stock to various individuals for a cash total of $30,000 to complete our S-1 offering.

We incurred operating expenses of $899,800 and $21,330 for the year ended May 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and required reports, and costs associated with fund raising activities.  The increase in expenses for the twelve months ended May 31, 2010 as compared to the same period in 2009 is primarily attributable to accrued payroll expenses for the newly appointed CEO and CFO of the Company, as well as fund raising costs.

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

Our reported cash at May 31, 2010 was $157,005. The Company received a $25,000 bridge loan from a shareholder on November 6, 2009 and another $50,000 bridge loan from the same shareholder on December 30, 2009. Both loans are due and payable upon receiving permanent financing proceeds in excess of $2.5 million. As of May 31, 2010, we had raised an additional $275,000 from the sale of Subordinated Convertible Promissory Notes and Warrants.  A portion of salaries owed were deferred through the period ended May 31, 2010.

 Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of May 31, 2010, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9A.	Controls and Procedures - continued

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was not effective as of May 31, 2010.

The conclusion that the internal controls are not effective is based on the lack of segregation of duties required under the framework issued by COSO.  There are only two employees currently in the organization.  As the company grows, we will have the ability to remedy this situation and put more stringent control measures in place.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended May 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth as of May 31, 2010, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director Since
Mark See	49	Chief Executive Officer, Secretary and sole director	October 16, 2009
Bradley E. Sparks	63	Chief Financial Officer and Treasurer	NA

Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the Annual General Meeting of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

MARK SEE has been the Chief Executive Officer, Secretary, and sole director of the Company since October 16, 2009.  He has over 23 years experience in tunneling, natural resources and the petroleum industries.  He was the founder and initial CEO of Rock Well Petroleum, a private Oil & Gas Company from January 2005 until December 2008 and worked from then until October of 2009 forming Laredo Oil.  He was employed with Albian Sands as the Manager for the Alberta Oil Sands Projects at Fort McMurray, Alberta, Canada, a joint venture between Shell Canada and Chevron.  Mr. See was also President of Oil Recovery Enhancement LLC in Bozeman, Montana, a private oil company.  He was selected as one of the top 25 Engineers in North America by the Engineering News Record for his innovations in the petroleum industry.  He is a member of the Petroleum Society of the Canadian Institute of Mining, Metallurgy & Petroleum, the Society of Mining Engineers and the Society of Petroleum Engineers.

BRADLEY E. SPARKS currently serves as the Chief Financial Officer and Treasurer.  Before joining Laredo Oil, he was  the Chief Executive Officer, President and a Director of Visualant, Inc.  Prior to joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006.  Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies.  Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications and internet companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET.  He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995.  Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc.  Mr. Sparks currently serves on the Board of Directors of iCIMS, Visualant, and Comrise China.  Mr. Sparks graduated from the United States Military Academy at West Point in 1969 and is a former Army Captain in the Signal Corps. He has an MS in Management from the Sloan School of Management at MIT and is a licensed CPA in Florida.

Item 10.	Directors, Executive Officers and Corporate Governance - continued

To the knowledge of management, during the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)
filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)
acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or
(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;
(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated;

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

During the previous fiscal year ended May 31, 2010, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company's officers, directors and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.Laredo-Oil.com.

ITEM 11.	Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2009 and 2010 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Summary Compensation Table
(a)	(b)	(c)	(e)	(i)	(j)
Name and Principal Position	Year	Salary (3) ($)	Stock Awards(2) ($)	All other Compensation(4) ($)	Total ($)
Nancy Farrell(1)	2009	0	0	0	0
Former President, Secretary, Treasurer and sole director

Mark See	2010	168,750	154,131	4,769	327,650
Chief Executive Officer, Secretary and sole director

Bradley E. Sparks	2010	128,333	33,898	3,943	166,174
Chief Financial Officer & Treasurer

(1)	Ms. Farrell resigned as President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and sole director on October 16, 2009.
(2)	Presentation includes amounts accrued for financial statement purposes under FAS 123R.
(3)	The salary amounts shown were accrued in the financial reports. As of May 31, 2010, Mr. See had received $101,250 and Mr. Sparks received $75,833 of the accrued amounts owed them.
(4)	The amount shown represents amounts spent for providing health benefits.

CEO Compensation and Termination of Employment Provision

Pursuant to a letter agreement between us and Mr. See, we agreed to pay Mr. See an annual base salary of $240,000, and after the Company is funded with a minimum of $7.5 million of capital, a base salary of $450,000 per year. The base salary has an automatic cost of living increase of 10% per year.  He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500.  We also granted to Mr. See 12,844,269 shares of our common stock.   If Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three year period following the effective date of such termination. In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  Moreover, pursuant to a change in control severance agreement between us and Mr. See, if Mr. See is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. See terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until October 16, 2012.  In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

Pursuant to a letter agreement between us and Mr. Sparks, we agreed to pay Mr. Sparks an annual base salary of $180,000, and after the Company is funded with a minimum of $7.5 million of capital, a base salary of $350,000 per year. The base salary has an automatic cost of living increase of 10% per year.  He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500.  We also granted to Mr. Sparks 2,824,857 shares of our common stock.   If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three year period following the effective date of such termination. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  Moreover, pursuant to a change in control severance agreement between us and Mr. Sparks, if Mr. Sparks is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until October 20, 2012.  In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

Outstanding equity awards as of last completed fiscal year

None

As of the filing of this document, there is not yet any pension or equity incentive plan in place for executives or employees.  As the Company matures, it is expected that such plans will be adopted in order to be competitive for the best talent in the industry.

Director Compensation

None

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of the date of the filing of this Form 10-K, the name and address and the number of shares of the Company's common stock, with a par value of $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,844,269	25.2%

Darlington, LLC (3) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	10.6%

Mark See P.O. Box 723 Big Horn, WY 82833	Direct	12,844,269	25.2%

Ao D Morris & Associates, LLC 665 Third Street, Suite 508 San Francisco, CA 94107	Direct	3,399,000	6.7%

Bradley E. Sparks 2203 Townes Lane Austin, TX 78703	Direct	2,824,857	5.5%

Kenneth Lipson 41 Sutter Street, Suite 1786 San Francisco, CA 94104	Direct	4,608,373	9.0%

All Directors and Officers as a Group (2 persons)	Direct	15,669,126	30.7%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares are owned and controlled by Mr. See’s sister. Mr. See disclaims any beneficial ownership or control of such shares.

(3)	These shares are owned and controlled by Mr. See’s spouse. Mr. See disclaims any beneficial ownership or control of such shares.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

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

In October 2009, the sole director, Ms. Farrell, forgave debt to the Company in the amount of $12,400 as part of the change of control transaction.  This amount has been recorded as an addition to paid in capital.

In January 2010, David Morris, who owns over 5% of the Company’s common stock, was reimbursed $3,279.69 for expenses incurred for activities benefitting the Company (See Note 6 of the Notes to Financial Statement).

In both November and December 2009, the Company issued a note payable to Mr. Kenneth Lipson who is a shareholder owning over 5% of the Company’s common stock (See Note 6 of the Notes to Financial Statements).

ITEM 14.	Principal Accounting Fees and Services

(1)           Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $6,925 for the fiscal year ended May 31, 2009 and $7,175 for the fiscal year ended May 31, 2010.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under paragraph (1) above was $0.

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $0.

(4)           All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)           Audit Committee’s Pre-approval Policies and Procedures

At the present time, there are not sufficient directors, officers and employees involved with the Company to make any pre-approval policies meaningful.  Once the Company has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit hours incurred

The principal accountants spent approximately 50 percent of the total hours expended on auditing the Company’s financial statements for the most recent fiscal year.  The hours were about equal to the hours spent by the Company’s internal accountant.

PART IV

ITEM 15.    Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements. See Index to Financial Statements on page F-1.

(a) (2)	Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

ITEM 15.    Exhibits, Financial Statement Schedules - continued

(a) (3)	Exhibits

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Letter Agreement dated October 16, 2009 between the Company and Mark See, CEO, regarding CEO compensation package.

10.2	Letter Agreement dated October 20, 2009 between the Company and Bradley E. Sparks regarding CFO compensation package.

10.3	Purchase Agreement, included as Exhibit 10.1 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.4	Form of Warrant to Purchase Stock of Laredo Oil, Inc., included as Exhibit 10.2 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.5	Form of Subordinated Convertible Promissory Note, included as Exhibit 10.3 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.6	Securities Purchase Agreement, dated as of July 26, 2010, among the Company and each Purchaser identified on the signature pages thereto, included as Exhibit 10.1 to our Form 8-K filed July 28, 2010 and incorporated herein by reference.

10.7	Form of Common Stock Purchase Warrant, included as Exhibit 10.2 to our Form 8-K filed July 28, 2010 and incorporated herein by reference.

14.1	Code of Ethics for Employees and Directors.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the "Registrant")

Date: September 14, 2010	By:	/s/ Mark See
Mark See
Chief Executive Officer and sole Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 14, 2010	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer and Treasurer

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Laredo Oil, Inc.

Austin, Texas

We have audited  the  accompanying  balance  sheets of Laredo  Oil  Inc. (A Development  Stage  Enterprise)  as of May 31,  2010 and  2009  and the  related statements of  operations,  stockholders'  equity,  and cash flows for the years then ended and the period March 31, 2008 (inception) through May 31, 2010. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  financial  position  of Laredo  Oil,  Inc.  (A Development Stage Enterprise) as of May 31, 2010 and 2009 and the results of its operations and cash flows for years then  ended and the period  March 31,  2008 (inception)  through May 31, 2010, in conformity with U.S. generally  accepted accounting principles.

The  accompanying  financial  statements  have been  prepared  assuming that the Company  will  continue  as a  going  concern.  As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kyle L. Tingle, CPA, LLC

----------------------------------

Kyle L. Tingle, CPA, LLC

August 27, 2010

Las Vegas, Nevada

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Balance Sheets

	May 31,	May 31,
	2010	2009

ASSETS
Current Assets
Cash	$157,005	$114
Restricted cash	-	23,625
Prepaid expenses	33,350	-
Debt financing fees, net of accumulated amortization of $6,085 and $0	62,665	-

TOTAL ASSETS	$253,020	$23,739

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$13,626	80
Accrued liabilities	252,674	-
Note payable	75,000	-
Convertible debt, net of unamortized debt discount of $215,552 and $0	128,198	12,400

Total Liabilities	469,498	12,480

Stockholders’ (Deficit) Equity
Common stock subscribed	-	23,625
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 50,000,013 and 18,750,000 issued and outstanding	5,000	1,875
Additional paid in capital	720,842	7,125
Accumulated deficit during exploration stage	(942,320)	(21,366)
Total stockholders’ (deficit) equity	(216,478)	11,259

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$253,020	$23,739

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Operations

				Date of Inception
	Year Ended	Year Ended	Year Ended	(March 31, 2008) Through
	May 31, 2010	May 31, 2009	May 31, 2008	May 31, 2010

Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General, selling and administrative expenses	779,967	14,330	36	794,333
Consulting and professional services	110,333	-	-	110,333
Mineral expenditures	9,500	7,000	-	16,500

Operating loss	(899,800)	(21,330)	(36)	(921,166)

Non-operating income
Interest expense	(21,154)	-	-	(21,154)

Net loss	$(920,954)	$(21,330)	$(36)	$(942,320)

Net loss per share, basic and diluted	$(0.02)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	42,640,035	18,750,000	18,750,000

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statement of Stockholders' (Deficit) Equity
From Date if Inception (March 31, 2008) through May 31, 2010

							Deficit accumulated
	Common Stock		Preferred Stock		Additional Paid	Common Stock	During Exploration	Total
	Shares	Amount	Shares	Amount	in Capital	Subscribed	Stage	Equity

Common shares issued to founders	18,750,000	$1,875	-	$-	$7,125	$-	$-	$9,000

Net loss	-	-	-	-	-	-	(36)	(36)

Balance at May 31, 2008	18,750,000	1,875	-	-	7,125	-	(36)	8,964

Common stock subscribed	-	-	-	-	-	23,625	-	23,625
Net loss	-	-	-	-	-	-	(21,330)	(21,330)

Balance at May 31, 2009	18,750,000	1,875	-	-	7,125	23,625	(21,366)	11,259

Issuance of common stock	12,500,000	1,250	-	-	28,750	(23,625)	-	6,375
Cancellation of common stock	(18,750,000)	(1,875)	-	-	1,875	-	-	-
Issuance of common stock	37,500,013	3,750	-	-	446,250	-	-	450,000
Issuance of warrants	-	-	-	-	224,442	-	-	224,442
Conversion of loan to equity	-	-	-	-	12,400	-	-	12,400
Net loss	-	-	-	-	-	-	(920,954)	(920,954)

Balance at May 31, 2010	50,000,013	$5,000	-	$-	$720,842	$-	$(942,320)	$(216,478)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows

			Date of Inception
	Year Ended	Year Ended	(March 31, 2008)
	May 31, 2010	May 31, 2009	through May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(920,954)	$(21,330)	$(942,320)
Issuance of stock for services	450,000	-	450,000
Amortization of debt discount	8,890	-	8,890
Amortization of debt financing fees	6,085	-	6,085
Increase in prepaid expenses	(33,350)	-	(33,350)
Increase in accounts payable and accrued liabilities	266,220	80	266,300

NET CASH USED IN OPERATING ACTIVITIES	(223,109)	(21,250)	(244,395)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Officer advances	-	12,400	12,400
Proceeds from note payable	75,000	-	75,000
Proceeds Issuance of convertible notes payable	275,000	-	275,000
Issuance of common stock	30,000	-	39,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	380,000	12,400	401,400

Net increase in cash	156,891	(8,850)	157,005

Cash at beginning of period	114	8,964	-

CASH AT END OF PERIOD	$157,005	$114	$157,005

Supplemental disclosures
Officer advances converted to equity	12,400	-	12,400
Debt financing expense on convertible debt	68,750	-	68,750
Issuance of warrants in connection with bridge financing	224,442	-	224,442

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by the Company.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended May 31, 2010 and for all periods presented have been made.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $942,230 since its inception and requires capital to implement its strategic plan.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2010 and May 31, 2009.

PREPAID EXPENSES

The Company financed directors’ and officers’ insurance and is amortizing the expense over the 12 month contract life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable, accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2010.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:
Level 1. Observable inputs such as quoted prices in active markets;

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at May 31, 2010 and 2009. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2010 and 2009.

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

INCOME TAXES

The Company accounts for income taxes by the asset and liability method in accordance with ASC Topic 740 “Income Taxes.” Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

On March 31, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, (codified in FASB ASC Topic 740).  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made.

There was no significant effect of adopting Topic 740 on the Company.

RECENT AND ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company refers to FASB ASC 605-25 “Multiple Element Arrangements” in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces as estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is nor available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adaptation may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT AND ADOPTED ACCOUNTING PRONOUNCEMENTS - continued

In August 2009, the FASB issued Accounting Standards Update No. 2009-05,”Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

RECENTLY ISSUED STANDARDS

FASB ASC Topic 810, “Consolidation” was amended in June 2009, by Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46R (“Statement No. 167”). Statement No. 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51, (“FIN 46R”) to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity’s economic performance. This statement also enhances disclosures about a company’s involvement in variable interest entities. Statement No. 167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

NOTE 4 - LOSS PER SHARE

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of May 31, 2010, warrants to purchase 687,500 shares of common stock were not included in the computation of diluted net loss per share because they were anti-dilutive.  In addition, shares of common stock issuable on conversion of notes payable were not included in the computation of diluted net loss per share because they were anti-dilutive.  As of May 31, 2010 and since inception, the Company had no dilutive potential common shares.

Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis. The effect of this stock split has been retroactively applied to all periods presented.

	For the Year Ended
	May 31,
	2010	2009
Numerator - net loss attributable to
common stockholders	$(920,954)	$(21,330)

Denominator - weighted average
number of common shares outstanding	42,640,035	18,750,000

Basic and diluted loss
per common share	$0.02	$0.00

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

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 6 - RELATED PARTY TRANSACTIONS - continued

In October, the sole director, Ms. Farrell, forgave debt to the Company in the amount of $12,400 as part of the change of control transaction.  This amount has been recorded as an addition to paid in capital.

During 2010, David Morris who is a shareholder owning over 5% of the Company’s stock was reimbursed $3,279.69 for expenses incurred for activities benefitting the Company.

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

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2010
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

On October 19, 2009, the board of directors of the Company approved the issuance of an aggregate of 37,500,013 shares of the Company’s common stock as consideration for services rendered to the Company for a total fair market value of $450,000, based on the per share acquisition price of Ms. Farrell’s stock as described in Note 6.

As of May 31, 2010, the Company has not granted any stock options.

The following table summarizes information about options/warrants granted during the years ended May 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2009	-	$-
Warrants granted and assumed	707,500	2.00
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2010	707,500	$2.00

During the year ended May 31, 2010, the Company issued warrants for 687,500 shares of common stock with an exercise price of $2.00 as part of convertible debts offered totaling $275,000, see Note 8 for further discussions.  All warrants as of May 31, 2010 are exercisable.

NOTE 8 - NOTES PAYABLE

During the year ended May 31, 2010, Laredo Oil, Inc. offered debts in the amount of $300,000 pursuant to a convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, the Subordinated Convertible Promissory Notes (“Notes”), at the option of the holder, are either redeemable at par or convertible at a 20% discount to securities sold in a future financing greater than $7.5 million (the “New Financing”).  The Company cannot prepay the Notes prior to the New Financing.  Notes elected for redemption will be repaid with accrued interest at the close of the New Financing.  The Notes bear interest at a rate of ten percent per annum and if not redeemed, are automatically converted to the securities issued under the New Financing.  The Purchase Agreement gives the Note holders five year Warrants to Purchase Stock of Laredo Oil, Inc. to purchase 750,000 shares of the same security, at the same price, as that issued in the New Financing.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 8 - NOTES PAYABLE - continued

As of May 31, 2010, the Company issued nine convertible notes totaling $275,000 related to the $300,000 Purchase Agreement.  In addition, the Company issued warrants to purchase 687,500 aggregate shares of capital stock. These warrants are exercisable for five years from the date of the Notes and warrants.  The exercise price of each warrant will be equal to the lesser of the conversion price of the corresponding Note or $2.00.  Total proceeds from the issuance of the Notes were allocated between the notes and warrants on a relative fair value basis. The total value was allocated to the warrants based on the date of each grant. The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

2010

Risk-free interest rates	2.34%
Contractual life	2.5 years
Expected volatility	117.59-150.66%
Dividend yield	0%

The value of the warrants was recorded as a deferred debt discount against the proceeds of the Notes received and amortized over an expected 30-month expected life of each warrant.

The notes are convertible at a 20% discount to the share price of the offering in the New Financing.   A debt financing premium has been recorded as an asset in conjunction with this issuance. The financing premium has been amortized over the expected 12-month term of each note.

In November and December, 2009, the Company respectively entered into a $25,000 and $50,000 bridge note with a related party (see Note 6).  Interest expense accrues on both notes at a rate of 7% per annum.  The term of the notes are that both outstanding principal and accrued interest are to be repaid within one week of the Company’s receiving permanent financing of at least $2.5 million.  On May 31, 2010 the principal amount outstanding was $75,000 and interest accrued was $2,474.

During fiscal year 2010, a $12,400 note payable was forgiven by the former director as part of the change of control which occurred on October 16, 2009 (see Note. 6).

NOTE 9 - PROVISION FOR INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception.  Per the authoritative literature when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2010, or during the prior two years.

The components of the Company's deferred tax asset as of May 31, 2010 and 2009 are as follows:

	2010	2009
Net operating loss	$162,298	$7,264
Valuation allowance	(162,298)	(7,264)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2010	2009	Since Inception
Tax at statutory rate (35%)	$155,033	$7,252	$162,298
Increase in valuation allowance	(155,033)	(7,252)	(162,298)

Net deferred tax asset	$0	$0	$0

The net federal operating loss carry forward will expire between 2028 and 2030. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 10 – SUBSEQUENT EVENTS

In June 2010, the Company issued the remaining $25,000 convertible note related to the $300,000 Purchase Agreement for $25,000 with 87,500 warrants to purchase stock pursuant to the terms of the Purchase Agreement.

On July 26, 2010, Laredo Oil, Inc. “the Company” entered into a Stock Purchase Agreement with Seaside 88, LP and Sutter Securities Incorporated (the “Purchase Agreement”) for the private placement of 1,000,000 shares of its common stock and warrants to purchase 750,000 shares of its common stock to Seaside 88, LP for an aggregate purchase price of $500,000, or $0.50 per share.  The transactions contemplated by the agreement closed on July 27, 2010. Sutter Securities Incorporated received 225,000 warrants, with substantially the same terms as those warrants received by Seaside 88, LP, as compensation for its services as the placement agent in connection with this transaction.  The warrants are immediately exercisable following issuance, have a term of exercise of 5 years and an exercise price of $0.50 per share.  The shares of common stock offered in the private placement and the shares issuable upon exercise of the warrants have piggy-back registration rights if the Company elects to file a registration statement in the future, subject to customary underwriter cut-backs.  The shares are price protected in the event the Company issues common stock to another investor at a price below $0.50 per share, until the Company raises additional financing of at least $500,000.  Moreover, should the Company fail to raise $5,000,000 in equity within six months from the closing date, another one million shares will be issued to the investor and the warrant exercise price will be adjusted to $0.25 per share for all warrants issued in connection with this financing.