Form 10-Q
period 2010-08-31
Laredo Oil, Inc.
filed 2010-10-15
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

Commission File Number 333-153168

Laredo Oil, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

2203 Townes Lane
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,000,013 shares of common stock issued and outstanding as of October 14, 2010.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on September 14, 2010.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of August 31, 2010 and the results of its operations and cash flows for the three month period then ended, have been included.  The results of operations for the three month period ended August 31, 2010 are not necessarily indicative of the results for the full year.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Balance Sheets

	August 31,	May 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets
Cash	$270,457	$157,005
Prepaid Expenses	26,579	33,350
Debt Financing Fees, net of accumulated amortization of $23,383 and 6,085	51,617	62,665

TOTAL ASSETS	$348,653	$253,020

LIABILITIES & (DEFICIT) EQUITY
Current Liabilities
Accounts Payable	$18,693	13,626
Accrued Liabilities	143,853	252,754
Notes Payable	75,000	75,000
Convertible Debt, net of unamortized debt discount of $226,198 and $215,552	148,802	128,198

Total Liabilities	386,348	469,498

Equity
Common Stock Subscribed	-	-
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock: $0.0001 par value; 90,000,000 shares authorized; 51,000,013 and 50,000,013 issued and outstanding	5,100	5,000
Additional Paid in Capital	1,449,023	720,842
Accumulated Deficit during Exploration Stage	(1,491,818)	(942,320)
Total (Deficit) Equity	(37,695)	(216,478)

TOTAL LIABILITIES & (DEFICIT) EQUITY	$348,653	$253,020

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Operations
(Unaudited)

	Three Months	Three Months	Date of Inception (March 31, 2008)
	Ended	Ended	Thru
	August 31, 2010	August 31, 2009	August 31, 2010

Revenue	$-	$-	$-

Cost of revenue	-	-	-

Gross profit	-	-	-

General, selling and administrative expenses	173,888	5,450	968,221
Consulting and professional services	338,519	-	448,852
Mineral expenditures	-	7,000	16,500

Operating loss	(512,407)	(12,450)	(1,433,573)

Non-operating income	-	-	-
Interest expense	(37,091)	-	(58,245)

Net loss	$(549,498)	$(12,450)	$(1,491,818)

Net loss per share, basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding	50,402,187	18,750,000

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statement of Stockholders' (Deficit) Equity
From Inception March 31, 2008 to August 31, 2010
(Unaudited)

							Deficit accumulated
	Common Stock		Preferred Stock		Additional Paid	Common Stock	During Exploration	Total
	Shares	Amount	Shares	Amount	in Capital	Subscribed	Stage	Equity

Common shares issued to founders	18,750,000	$1,875	-	$-	$7,125	$-	$-	$9,000
Net loss	-	-	-	-	-	-	(36)	(36)
Balance at May 31, 2008	18,750,000	1,875	-	-	7,125	-	(36)	8,964
Common stock subscribed	-	-	-	-	-	23,625	-	23,625
Net loss	-	-	-	-	-	-	(21,330)	(21,330)

Balance at May 31, 2009	18,750,000	1,875	-	-	7,125	23,625	(21,366)	11,259

Issuance of common stock	12,500,000	1,250	-	-	28,750	(23,625)	-	6,375
Cancellation of common stock	(18,750,000)	(1,875)	-	-	(1,875)	-	-	--
Loan converted to equity	-	-	-	-	12,400	-	-	12,400
Issuance of common stock	37,500,013	3,750	-	-	446,250	-	-	450,000
Issuance of warrants	-	-	-	-	224,442	-	-	224,442
Net loss	-	-	-	-	-	-	(920,954)	(920,954)

Balance at May 31, 2010	50,000,013	$5,000	-	$-	$720,842	$-	$(942,320)	$(216,478)

Issuance of common stock	1,000,000	100	-	-	449,900	-	-	500,000
Issuance of warrants	-	-	-	-	228,281	-	-	228,281
Net loss	-	-	-	-	-	-	(549,498)	(549,498)

Balance at August 31, 2010	51,000,013	$5,100	-	$-	$1,449,023	$-	$(1,491,818)	$(37,695)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Unaudited)

				March 31, 2008
				(Date of Inception)
	Three Months Ended	Three Months Ended		through
	August 31, 2010	August 31, 2009		August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(549,498)	$(12,450)		$(1,491,818)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	207,067	-		657,067
Amortization of debt discount	10,568		-	19,458
Amortization of debt financing fees	17,298		-	23,383
Changes in operating assets and liabilities
Decrease in prepaid expenses	6,771	-		(26,579)
Increase in accounts payable and accrued liabilities	(103,754)	3,335		162,546

NET CASH USED IN OPERATING ACTIVITIES	(411,548)	(9,115)		(655,943)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-		-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans	-	2,800		12,400
Proceeds from notes payable	-	-		75,000
Proceeds from issuance of convertible notes payable	25,000		-	300,000
Issuance of common stock	500,000	-		539,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	525,000	2,800		926,400

Net increase in cash	113,452	(6,315)		270,457

Cash at beginning of period	157,005	8,964		-

CASH AT END OF PERIOD	$270,457	$2,649		$270,457

Supplemental Disclosures
Interest paid	$-	$-		$-
Taxes Paid	$-	$-		$-
Debt financing expenses on convertible debt	$6,250		$-	$75,000
Officer advances converted to equity	$12,400	$-		$12,400
Issuance of warrants in connection with bridge financing	$21,214	$-		$245,656

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
August 31, 2010
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended August 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2010 audited financial statements as reported in Form 10-K.  The results of operations for the period ended August 31, 2010 are not necessarily indicative of the operating results for the full year ended May 31, 2011.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $1,491,818 since its inception and requires capital to implement its strategic plan.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern.

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

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
August 31, 2010
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2010.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at August 31, 2010 and May 31, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended August 31, 2010 and May 31, 2010.

SHARE BASED EXPENSES

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock based payment awards may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

We account for share-based compensation using the Black-Scholes option pricing model to estimate the fair value of share-based awards at the date of grant. The Black-Scholes model requires the use of highly subjective assumptions, including expected life, expected volatility and expected risk-free rate of return. Other reasonable assumptions could provide differing results.

RECENT AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-9 to have a material impact on the financial statements.

The Company refers to FASB ASC 605-25 “Multiple Element Arrangements” in recognizing revenue from agreements with multiple deliverables. In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements". ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25.  This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon Management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
August 31, 2010
(Unaudited)

NOTE 4 - LOSS PER SHARE

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of August 31, 2010, warrants to purchase 1,745,000 shares of common stock were not included in the computation of diluted net loss per share because they were anti-dilutive.  In addition, shares of common stock issuable on conversion of notes payable were not included in the computation of diluted net loss per share because they were anti-dilutive.  As of August 31, 2010 and since inception, the Company had no dilutive potential common shares.

Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis. The effect of this stock split has been retroactively applied to all periods presented.

	For the three months ended
	August 31,
	2010	2009
Numerator - net loss attributable to
common stockholders	$(549,498)	$(12,450)

Denominator - weighted average
number of common shares outstanding	50,402,187	18,750,000

Basic and diluted loss
per common share	$0.01	$0.00

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

The stockholders' equity section of the Company contains the following classes of capital stock as of August 31, 2010

●           Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.

●           Common Stock, $ 0.0001 par value: 90,000,000 shares authorized; 50,000,013 shares issued and outstanding.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
August 31, 2010
(Unaudited)

NOTE 7 - STOCKHOLDERS' EQUITY - continued

On March 31, 2008 the Company issued a total of 18,750,000 shares of common stock to one director for total cash of $9,000.

On June 4, 2009 the Company issued a total of 12,500,000 shares of common stock to various individuals for cash in the amount of $0.0024 per share for a total of $30,000 to complete the Company’s S-1 offering.

On October 19, 2009, the board of directors of the Company approved the issuance of an aggregate of 37,500,013 shares of the Company’s common stock as consideration for services rendered to the Company for a total fair market value of $450,000.

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

As of August 31, 2010, the Company has not granted any stock options.

The following table summarizes information about options/warrants granted during the three month period ended July 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 20109	707,500	$2.00
Warrants granted and assumed	1,037,500	0.59
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2010	1,745,000	$1.16

During the three months ended August 31, 2010, the Company issued warrants for 62,500 shares of common stock with an exercise price of $2.00 as part of convertible debt offered totaling $25,000, see Note 8 for further discussions.  In addition, the Company issued warrants for 750,000 shares of common stock with an exercise price of $0.50 in connection with the issuance of 1,000,000 shares of common stock for $500,000.  Further warrants for 225,000 shares of common stock were issued with an exercise price of $0.50 per share to the placement agent for this investment.  All warrants as of August 31, 2010 are exercisable.

NOTE 8 - NOTES PAYABLE

During the year ended May 31, 2010, Laredo Oil, Inc. offered debts in the amount of $300,000 pursuant to a convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”).  .

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

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
August 31, 2010
(Unaudited)

NOTE 8 - NOTES PAYABLE - continued

As of August 31, 2010, the Company issued nine convertible notes totaling $300,000 related to the $300,000 Purchase Agreement.  One convertible note for $25,000 was issued during the quarter ended August 31, 2010.  In addition, the Company issued warrants to purchase 770,000 aggregate shares of capital stock as of August 31, 2010, of which 62,500 were issued during the quarter ended August 31, 2010. These warrants are exercisable for five years from the date of the Notes and warrants.  The exercise price of each warrant will be equal to the lesser of the conversion price of the corresponding New Financing or $2.00.  Total proceeds from the issuance of the Notes were allocated between the notes and warrants on a relative fair value basis. The total value was allocated to the warrants based on the date of each grant. The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

2010

Risk-free interest rates	2.34%
Contractual life	2.5 years
Expected volatility	117.59-150.66%
Dividend yield	0%

The value of the warrants was recorded as a deferred debt discount against the proceeds of the Notes received and is being amortized over an expected 30-month expected life of each warrant.

The notes are convertible at a 20% discount to the share price of the offering in the New Financing.   A debt financing premium has been recorded as an asset in conjunction with this issuance. The financing premium is being amortized over the expected 12-month term of each note.

In November and December, 2009, the Company respectively entered into a $25,000 and $50,000 bridge note with a related party (see Note 6).  Interest expense accrues on both notes at a rate of 7% per annum.  The term of the notes are that both outstanding principal and accrued interest are to be repaid within one week of the Company’s receiving permanent financing of at least $2.5 million.  On August 31, 2010 the principal amount outstanding was $75,000 and interest accrued was $3,787.

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

We incurred operating expenses of $549,498 and $12,450 for the three months ended August 31, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and required reports, and costs associated with fund raising activities.  The increase in expenses for the three months ended August 31, 2010 as compared to the same period in 2009 is primarily attributable to payroll expenses for the newly appointed CEO and CFO of the Company and fund raising costs.

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

Our cash in the bank at August 31, 2010 was $270,457.  In June 2010, the Company issued the remaining $25,000 convertible note related to the $300,000 Purchase Agreement for $25,000 with 62,500 warrants to purchase stock pursuant to the terms of the Purchase Agreement.

On July 26, 2010, Laredo Oil, Inc. “the Company” entered into a Stock Purchase Agreement with Seaside 88, LP and Sutter Securities Incorporated (the “Purchase Agreement”) for the private placement of 1,000,000 shares of its common stock and warrants to purchase 750,000 shares of its common stock to Seaside 88, LP for an aggregate purchase price of $500,000, or $0.50 per share.  The transactions contemplated by the agreement closed on July 27, 2010. Sutter Securities Incorporated received 225,000 warrants, with substantially the same terms as those warrants received by Seaside 88, LP, as compensation for its services as the placement agent in connection with this transaction.  The warrants are immediately exercisable following issuance, have a term of exercise of 5 years and an exercise price of $0.50 per share.  The shares of common stock offered in the private placement and the shares issuable upon exercise of the warrants have piggy-back registration rights if the Company elects to file a registration statement in the future, subject to customary underwriter cut-backs.  The shares are price protected in the event the Company issues common stock to another investor at a price below $0.50 per share until the Company raises additional financing of at least $500,000.  Moreover, should the Company fail to raise $5,000,000 in equity within six months from the closing date, another one million shares will be issued to the investor and the warrant exercise price will be adjusted to $0.25 per share for all warrants issued in connection with this financing.

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

ITEM 4.  CONTROLS AND PROCEDURES

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

LAREDO OIL, INC.

(Registrant)

Date: October 15, 2010	By:	/s/ Mark See
Mark See
Chief Executive Officer and sole Director

Date: October 15, 2010	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer and Treasurer