Form 10-Q
period 2010-11-30
Laredo Oil, Inc.
filed 2011-01-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

51,000,013 shares of common stock issued and outstanding as of January 14, 2010.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on September 14, 2010.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of November 30, 2010 and the results of its operations for the three and six month periods and cash flows for the six month period then ended, have been included.  The results of operations for the three and six month periods ended November 30, 2010 are not necessarily indicative of the results for the full year.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Balance Sheets

	November 30,	May 31,
	2010	2010
	(unaudited)
ASSETS
Current Assets
Cash	$186,749	$157,005
Prepaid Expenses	13,338	33,350
Debt Financing Fees, net of accumulated amortization of $34,471 and 6,085	34,444	62,665

TOTAL ASSETS	$234,531	$253,020

LIABILITIES & (DEFICIT) EQUITY
Current Liabilities
Accounts Payable	$28,179	13,626
Accrued Liabilities	85,568	252,754
Notes Payable	225,000	75,000
Convertible Debt, net of unamortized debt discount of $209,489 and $215,552	165,511	128,198

Total Liabilities	504,258	469,498

Equity
Common Stock Subscribed	-	-
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock: $0.0001 par value; 90,000,000 shares authorized; 51,000,013 and 50,000,013 issued and outstanding	5,100	5,000
Additional Paid in Capital	1,449,023	720,842
Accumulated Deficit during Exploration Stage	(1,723,850)	(942,320)
Total (Deficit) Equity	(269,727)	(216,478)

TOTAL LIABILITIES & (DEFICIT) EQUITY	$234,531	$253,020

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	Date of Inception (March 31, 2008) Thru
	November 30, 2010	November 30, 2009	November 30, 2010	November 30, 2009	November 30, 2010

Revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General, selling and administrative expenses	155,802	95,173	329,690	99,482	1,124,023
Consulting and professional services	23,250	-	371,982	-	482,315
Mineral expenditures	-	-	-	-	16,500

Operating loss	(179,052)	(95,173)	(701,672)	(99,482)	(1,622,838)

Non-operating income
Interest expense	(42,767)	(122)	(79,858)	(122)	(101,012)

Net loss	$(221,819)	$(95,295)	$(781,530)	$(99,604)	$(1,723,850)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)
Weighted average number of common shares outstanding	51,000,013	40,138,889	50,699,467	35,439,560

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statement of Stockholders' (Deficit) Equity
From Inception March 31, 2008 to November 30, 2010
(Unaudited)

							Deficit accumulated
	Common Stock		Preferred Stock		Additional Paid	Common Stock	During Exploration	Total
	Shares	Amount	Shares	Amount	in Capital	Subscribed	Stage	Equity

Common shares issued to founders	18,750,000	$1,875	-	$-	$7,125	$-	$-	$9,000
Net loss	-	-	-	-	-	-	(36)	(36)
Balance at May 31, 2008	18,750,000	1,875	-	-	7,125	-	(36)	8,964
Common stock subscribed	-	-	-	-	-	23,625	-	23,625
Net loss	-	-	-	-	-	-	(21,330)	(21,330)

Balance at May 31, 2009	18,750,000	1,875	-	-	7,125	23,625	(21,366)	11,259

Issuance of common stock	12,500,000	1,250	-	-	28,750	(23,625)	-	6,375
Cancellation of common stock	(18,750,000)	(1,875)	-	-	(1,875)	-	-	-
Loan converted to equity	-	-	-	-	12,400	-	-	12,400
Issuance of common stock	37,500,013	3,750	-	-	446,250	-	-	450,000
Issuance of warrants	-	-	-	-	224,442	-	-	224,442
Net loss	-	-	-	-	-	-	(920,954)	(920,954)

Balance at May 31, 2010	50,000,013	$5,000	-	$-	$720,842	$-	$(942,320)	$(216,478)

Issuance of common stock	1,000,000	100	-	-	449,900	-	-	500,000
Issuance of warrants	-	-	-	-	228,281	-	-	228,281
Net loss	-	-	-	-	-	-	(781,530)	(781,530)

Balance at November 30, 2010	51,000,013	$5,100	-	$-	$1,449,023	$-	$(1,723,850)	$(269,727)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Unaudited)

				March 31, 2008
	Six Months Ended	Six Months Ended		(Date of Inception) through
	November 30, 2010	November 30, 2009		November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(781,530)	$(99,604)		$(1,723,850)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	207,067	-		657,067
Amortization of debt discount	27,277		-	36,167
Amortization of debt financing fees	34,471		-	40,556
Changes in operating assets and liabilities
Decrease in prepaid expenses	20,012	-		(13,338)
Increase in accounts payable and accrued liabilities	(152,553)	65,265		113,747

NET CASH USED IN OPERATING ACTIVITIES	(645,256)	(34,339)		(889,651)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-		-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans	-	-		12,400
Proceeds from notes payable	150,000	25,000		225,000
Proceeds from issuance of convertible notes payable	25,000	-		300,000
Issuance of common stock	500,000	30,000		539,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	675,000	55,000		1,076,400

Net increase in cash	29,744	20,661		186,749

Cash at beginning of period	157,005	114		-

CASH AT END OF PERIOD	$186,749	$20,775		$186,749

Supplemental Disclosures
Interest paid	$-	$-		$-
Taxes Paid	$-	$-		$-
Debt financing expenses on convertible debt	$6,250	$		$75,000
Officer advances converted to equity	$-	$12,400		$12,400
Issuance of warrants in connection with bridge financing	$21,214	$-		$245,656

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
November 30, 2010
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended November 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2010 audited financial statements as reported in Form 10-K.  The results of operations for the period ended November 30, 2010 are not necessarily indicative of the operating results for the full year ended May 31, 2011.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $1,723,850 since its inception and requires capital to implement its strategic plan.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2010.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
November 30, 2010
(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at November 30, 2010 and May 31, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended November 30, 2010 and May 31, 2010.

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

NOTE 4 - LOSS PER SHARE

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of November 30, 2010, warrants to purchase 1,745,000 shares of common stock were not included in the computation of diluted net loss per share because they were anti-dilutive.  In addition, shares of common stock issuable on conversion of notes payable were not included in the computation of diluted net loss per share because they were anti-dilutive.  As of November 30, 2010 and since inception, the Company had no dilutive potential common shares.

Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis. The effect of this stock split has been retroactively applied to all periods presented.

	For the three months ended		For the six months ended
	November 30,		November 30,
	2010	2009	2010	2009
Numerator - net loss attributable to
common stockholders	$(221,819)	$(95,295)	(781,530)	$(99,604)

Denominator - weighted average
number of common shares outstanding	51,000,013	40,138,889	50,699,467	33,439,560

Basic and diluted loss
per common share	$0.00	$0.00	(0.02)	$0.00

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
November 30, 2010
(Unaudited)

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

The stockholders' equity section of the Company contains the following classes of capital stock as of November 30, 2010

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

As of November 30, 2010, the Company has not granted any stock options.

The following table summarizes information about options/warrants granted during the three month period ended July 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2010	707,500	$2.00
Warrants granted and assumed	1,037,500	0.59
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, November 30, 2010	1,745,000	$1.16

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
November 30, 2010
(Unaudited)

NOTE 7 - STOCKHOLDERS' EQUITY - continued

During the six months ended November 30, 2010, the Company issued warrants for 62,500 shares of common stock with an exercise price of $2.00 as part of convertible debt offered totaling $25,000, see Note 8 for further discussions.  In addition, the Company issued warrants for 750,000 shares of common stock with an exercise price of $0.50 in connection with the issuance of 1,000,000 shares of common stock for $500,000.  Further warrants for 225,000 shares of common stock were issued with an exercise price of $0.50 per share to the placement agent for this investment.  All warrants as of November 30, 2010 are exercisable.

NOTE 8 - NOTES PAYABLE

On November 22, 2010, the Company entered into a Loan Agreement with Alleghany Capital Corporation ("Alleghany") for up to $250,000. The first loan installment of $150,000 contemplated by the agreement closed on November 22, 2010 and the second loan installment of $100,000 was funded December 22, 2010.  The note accrues on the outstanding principal sum at the rate of 6% per annum, the interest of which will be payable in either cash or in kind semi-annually, and the note is due the earlier of either the date on which the Company raises capital of at least $500,000 or December 31, 2011.

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

As of November 30, 2010, the Company had issued nine convertible notes totaling $300,000 related to the $300,000 Purchase Agreement.  One convertible note for $25,000 was issued during the quarter ended  November 30, 2010.  In addition, the Company issued warrants to purchase 770,000 aggregate shares of capital stock as of November 30, 2010, of which 62,500 were issued during the quarter ended November 30, 2010. These warrants are exercisable for five years from the date of the Notes and warrants.  The exercise price of each warrant will be equal to the lesser of the conversion price of the corresponding New Financing or $2.00.  Total proceeds from the issuance of the Notes were allocated between the notes and warrants on a relative fair value basis. The total value was allocated to the warrants based on the date of each grant. The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

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

In November and December, 2009, the Company respectively entered into a $25,000 and $50,000 bridge note with a related party (see Note 6).  Interest expense accrues on both notes at a rate of 7% per annum.  The term of the notes are that both outstanding principal and accrued interest are to be repaid within one week of the Company’s receiving permanent financing of at least $2.5 million.  On November 30, 2010 the principal amount outstanding was $75,000 and interest accrued was $3,787.

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

RESULTS OF OPERATIONS

Laredo Oil, Inc. is an Exploration Stage Enterprise engaged in the acquisition of mature oil fields and the recovery of stranded oil from those fields using enhanced oil recovery methods.

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

LIQUIDITY & CAPITAL RESOURCES

We incurred operating expenses of $221,819 and $95,295 for the three months and $781,530 and $99,604 for the six months ended November 30, 2010 and 2009, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and required reports, and costs associated with fund raising activities.  The increase in expenses for the three and six months ended November 30, 2010 as compared to the same period in 2009 is primarily attributable to payroll expenses for the newly appointed CEO and CFO of the Company and fund raising costs.

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

Our cash in the bank at November 30, 2010 was $186,749.  In November 2010, the Company issued a note for $150,000 to Alleghany Capital Corporation, and in June 2010, the Company issued the remaining $25,000 convertible note related to the $300,000 Purchase Agreement for $25,000 with 62,500 warrants to purchase stock pursuant to the terms of the Purchase Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY & CAPITAL RESOURCES - continued

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

LAREDO OIL, INC.

(Registrant)

Date: January 14, 2011	By:	/s/ Mark See
Mark See
Chief Executive Officer and sole Director

Date: January 14, 2011	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer and Treasurer