Form 10-Q
period 2011-02-28
Laredo Oil, Inc.
filed 2011-04-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

Commission File Number 333-153168

Laredo Oil, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

111 Congress Avenue
Austin, Texas  78701

(Address of principal executive offices) (Zip code)

(512) 279-7870

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

52,000,013 shares of common stock issued and outstanding as of April 14, 2011.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's May 31, 2010 Form 10-K, which was filed with the SEC on September 14, 2010.  In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of February 28, 2011 and the results of its operations for the three and nine month periods and cash flows for the nine month period then ended, have been included.  The results of operations for the three and nine month periods ended February 28, 2011 are not necessarily indicative of the results for the full year.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Balance Sheets

	February 28,	May 31,
	2011	2010
	(unaudited)
ASSETS
Current Assets
Cash	$94,516	$157,005
Prepaid Expenses	11,419	33,350
Debt Financing Fees, net of accumulated amortization of $51,444 and 6,085	17,471	62,665

TOTAL ASSETS	$123,406	$253,020

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$21,534	13,626
Accrued Liabilities	112,423	252,754
Notes Payable	325,000	75,000
Convertible Debt, net of unamortized debt discount of $190,902 and $215,552	184,098	128,198

Total Liabilities	643,055	469,498

Stockholders' Deficit
Common Stock Subscribed	-	-
Preferred Stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common Stock: $0.0001 par value; 90,000,000 shares authorized; 52,000,013 and 50,000,013 issued and outstanding	5,200	5,000
Additional Paid in Capital	1,448,923	720,842
Accumulated Deficit during Exploration Stage	(1,973,772)	(942,320)
Total Stockholders' Deficit	(519,649)	(216,478)

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$123,406	$253,020

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Date of Inception (March 31, 2008) Thru
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011

Revenue	$-	$-	$-	$-	$-

Cost of revenue	-	-	-	-	-

Gross profit	-	-	-	-	-

General, selling and administrative expenses	180,556	268,931	510,246	368,413	1,304,579
Consulting and professional services	21,224	-	393,226	-	503,559
Mineral expenditures	-	-	-	-	16,500

Operating loss	(201,800)	(268,931)	(903,472)	(368,413)	(1,824,638)

Non-operating income
Interest expense	(48,122)	(1,314)	(127,980)	(1,436)	(149,134)

Net loss	$(249,922)	$(270,245)	$(1,031,452)	$(369,849)	$(1,973,772)

Net loss per share, basic	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted average number of common shares outstanding	51,366,680	50,000,013	50,919,427	40,247,259

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statement of Stockholders' (Deficit) Equity
From Inception March 31, 2008 to February 28, 2011
(Unaudited)

							Deficit accumulated	Total
	Common Stock		Preferred Stock		Additional Paid	Common Stock	During Exploration	Stockholders' Equity
	Shares	Amount	Shares	Amount	in Capital	Subscribed	Stage	(Deficit)

Common shares issued to founders	18,750,000	$1,875	-	$-	$7,125	$-	$-	$9,000
Net loss	-	-	-	-	-	-	(36)	(36)
Balance at May 31, 2008	18,750,000	1,875	-	-	7,125	-	(36)	8,964
Common stock subscribed	-	-	-	-	-	23,625	-	23,625
Net loss	-	-	-	-	-	-	(21,330)	(21,330)

Balance at May 31, 2009	18,750,000	1,875	-	-	7,125	23,625	(21,366)	11,259

Issuance of common stock	12,500,000	1,250	-	-	28,750	(23,625)	-	6,375
Cancellation of common stock	(18,750,000)	(1,875)	-	-	(1,875)	-	-	-
Loan converted to equity	-	-	-	-	12,400	-	-	12,400
Issuance of common stock	37,500,013	3,750	-	-	446,250	-	-	450,000
Issuance of warrants	-	-	-	-	224,442	-	-	224,442
Net loss	-	-	-	-	-	-	(920,954)	(920,954)

Balance at May 31, 2010	50,000,013	$5,000	-	$-	$720,842	$-	$(942,320)	$(216,478)

Issuance of common stock	2,000,000	200	-	-	499,800	-	-	500,000
Issuance of warrants	-	-	-	-	228,281	-	-	228,281
Net loss	-	-	-	-	-	-	(1,031,452)	(1,031,452)

Balance at February 28, 2011	52,000,013	$5,200	-	$-	$1,448,923	$-	$(1,973772)	$(519,649)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Unaudited)

			March 31, 2008
	Nine Months Ended	Nine Months Ended	(Date of Inception) through
	February 28, 2011	February 28, 2010	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,031,452)	$(369,849)	$(1,973,772)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	207,067	90,000	657,067
Amortization of debt discount	45,864		54,754
Amortization of debt financing fees	51,444	-	57,529
Changes in operating assets and liabilities
Decrease in prepaid expenses	21,931	(45,856)	(11,419)
Increase in accounts payable and accrued liabilities	(132,343)	244,396	133,957

NET CASH USED IN OPERATING ACTIVITIES	(837,489)	(81,309)	(1,081,884)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from loans	-	-	12,400
Proceeds from notes payable	250,000	75,000	325,000
Proceeds from issuance of convertible notes payable	25,000	-	300,000
Issuance of common stock	500,000	30,000	539,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	775,000	105,000	1,176,400

Net change in cash	(62,489)	23,691	94,516

Cash at beginning of period	157,005	114	-

CASH AT END OF PERIOD	$94,516	$23,805	$94,516

Supplemental Disclosures
Interest paid	$-	$-	$-
Taxes Paid	$-	$-	$-
Debt financing expenses on convertible debt	$6,250	$	$75,000
Officer advances converted to equity	$-	$12,400	$12,400
Issuance of warrants in connection with bridge financing	$21,214	$-	$245,656

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
February 28, 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the period ended February 28, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 2010 audited financial statements as reported in Form 10-K.  The results of operations for the period ended February 28, 2011 are not necessarily indicative of the operating results for the full year ended May 31, 2011.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $1,973,772 since its inception and requires capital to implement its strategic plan.  The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raises substantial doubt about the Company's ability to continue as a going concern.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2011.

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
February 28, 2011
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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at February 28, 2011 and May 31, 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended February 28, 2011 and May 31, 2010.

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

NOTE 4 - LOSS PER SHARE

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of February 28, 2011, warrants to purchase 1,745,000 shares of common stock were not included in the computation of diluted net loss per share because they were anti-dilutive.  In addition, shares of common stock issuable on conversion of notes payable were not included in the computation of diluted net loss per share because they were anti-dilutive.  As of February 28, 2011 and since inception, the Company had no dilutive potential common shares.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is not presently involved in any litigation.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
February 28, 2011
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

The stockholders' equity section of the Company contains the following classes of capital stock as of February 28, 2011

●           Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.

●           Common Stock, $ 0.0001 par value: 90,000,000 shares authorized; 52,000,013 shares issued and outstanding.

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

On July 26, 2010, Laredo Oil, Inc. “the Company” entered into a Stock Purchase Agreement with Seaside 88, LP and Sutter Securities Incorporated (the “Purchase Agreement”) for the private placement of 1,000,000 shares of its common stock and warrants to purchase 750,000 shares of its common stock to Seaside 88, LP for an aggregate purchase price of $500,000, or $0.50 per share.  The transactions contemplated by the agreement closed on July 27, 2010. Sutter Securities Incorporated received 225,000 warrants, with substantially the same terms as those warrants received by Seaside 88, LP, as compensation for its services as the placement agent in connection with this transaction.  The warrants are immediately exercisable following issuance, have a term of exercise of 5 years and an exercise price of $0.50 per share.  The shares of common stock offered in the private placement and the shares issuable upon exercise of the warrants have piggy-back registration rights if the Company elects to file a registration statement in the future, subject to customary underwriter cut-backs.  The shares are price protected in the event the Company issues common stock to another investor at a price below $0.50 per share, until the Company raises additional financing of at least $500,000.  Moreover, should the Company fail to raise $5,000,000 in equity within six months from the closing date, another one million shares will be issued to the investor and the warrant exercise price will be adjusted to $0.25 per share for all warrants issued in connection with this financing.  The Company did not raise $5 million of equity financing within six months of the initial closing date and as a result issued an additional one million shares to Seaside 88, LP in January 2011 as required by the agreement.  Accordingly, the warrant exercise price for the 975,000 warrants issued with the transaction has also been reduced to $0.25 per share.

As of February 28, 2011, the Company has not granted any stock options.

The following table summarizes information about options/warrants granted during the three month period ended July 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2010	707,500	$2.00
Warrants granted and assumed	1,037,500	0.36
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, February 28, 2011	1,745,000	$1.02

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements
February 28, 2011
(Unaudited)

NOTE 7 - STOCKHOLDERS' EQUITY - continued

During the nine months ended February 28, 2011, the Company issued warrants for 62,500 shares of common stock with an exercise price of $2.00 as part of convertible debt offered totaling $25,000, see Note 8 for further discussions.  In addition, the Company issued warrants for 750,000 shares of common stock with an adjusted exercise price of $0.25 in connection with the final  issuance of 2,000,000 shares of common stock for $500,000.  Further warrants for 225,000 shares of common stock were issued with an adjusted exercise price of $0.25 per share to the placement agent for this investment.  All warrants as of February 28, 2011 are exercisable.

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

Pursuant to the Purchase Agreement, the Subordinated Convertible Promissory Notes (“Notes”), at the option of the holder, are either redeemable at par or convertible at a 20% discount to securities sold in a future financing greater than $7.5 million (the “New Financing”).  The Company cannot prepay the Notes prior to the New Financing.  Notes elected for redemption will be repaid with accrued interest at the close of the New Financing.  The Notes bear interest at a rate of ten percent per annum and if not redeemed, are automatically converted to the securities issued under the New Financing.  The Purchase Agreement gives the Note holders five year Warrants to Purchase Stock of Laredo Oil, Inc. to purchase 750,000 shares of the same security, at the lower of $2.00 or the same price as that issued in the New Financing.

As of February 28, 2011, the Company had issued nine convertible notes totaling $300,000 related to the $300,000 Purchase Agreement.  One convertible note for $25,000 was issued during the quarter ended  August 31, 2010.  In addition, associated with the $300,000 Purchase Agreement the Company has issued warrants to purchase 770,000 aggregate shares of capital stock as of February 28, 2011, of which 62,500 were issued during the quarter ended August 31, 2010. These warrants are exercisable for five years from the date of the Notes and warrants.  The exercise price of each warrant will be equal to the lesser of the conversion price of the corresponding New Financing or $2.00.  Total proceeds from the issuance of the Notes were allocated between the notes and warrants on a relative fair value basis. The total value was allocated to the warrants based on the date of each grant. The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

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

In November and December, 2009, the Company respectively entered into a $25,000 and $50,000 bridge note with a related party (see Note 6).  Interest expense accrues on both notes at a rate of 7% per annum.  The term of the notes are that both outstanding principal and accrued interest are to be repaid within one week of the Company’s receiving permanent financing of at least $2.5 million.  On February 28, 2011 the principal amount outstanding was $75,000 and interest accrued was $6,368.

During fiscal year 2010, a $12,400 note payable was forgiven by the former director as part of the change of control which occurred on October 16, 2009 (see Note. 6).

NOTE 9 – SUBSEQUENT EVENT

On April 6, 2011, the Company entered into a Loan Agreement with Alleghany (the “Loan Agreement”) for $100,000 (the “Loan”).  The note shall accrue on the outstanding principal sum at the rate of 6% per annum, the interest of which will be payable in either cash or in kind semi-annually with the first payment at May 22, 2011.  If the Proposed Transaction (defined below) is not consummated prior to May 31, 2011, then principal and interest shall be due and payable on  the earlier of either the date on which the Company raises capital of at least $500,000 or December 31, 2011.  If the Proposed Transaction is consummated prior to May 31, 2011, then principal and interest shall be due on December 31, 2013.  The notes and interest will accelerate in all cases should the Company default on the notes as defined in the Loan Agreement.  The priority of the repayment of the Loan, and all interest thereon, shall be subject and subordinate only to the $250,000 loan made by Alleghany Capital Corporation to Laredo Oil, Inc. on November 22, 2010 and shall have priority over all other indebtedness of Laredo Oil, Inc.

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

RESULTS OF OPERATIONS

Laredo Oil, Inc. is an Exploration Stage Enterprise engaged in the acquisition of mature oil fields and the recovery of stranded oil from those fields using Enhanced Oil Recovery (“EOR”) methods.

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties.  In October 2009, the Company shifted its focus to acquiring mature oil fields with the intention of recovering stranded oil using enhanced oil recovery methods.

The Company plans to use an EOR method entitled Underground Gravity Drainage (‘UGD”).  This method uses conventional mining processes to establish a chamber underneath an existing oil field from where closely spaced wellbores can be drilled up into the reservoir, using gravity to then drain the targeted reservoir through the wellbores.  This method is applicable to mature oil fields that have very specific geological characteristics.  The Company has done extensive research and has identified approximately 100 oil fields within the United States qualified for UGD recovery methods based upon the knowledge and knowhow pertaining to the . oil reservoir characteristics required before the UGD process can be successfully implemented.  Those characteristics include engineering parameters such as depth, field porosity, permeability, oil viscosity, temperature, etc. and economic parameters such as field accessibility, business climate, etc.  To arrive at the referenced target list, the Company has gathered information on oil fields in the United States and performed a screening process matching oil field data with desired oil field characteristics.

The Company intends to pursue and recover stranded oil from selected mature fields chosen from this group as funds become available. The Company has contacted and has had preliminary discussions with several targeted field owners.

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

The Company objective is to gain access to capital sufficient to acquire and fully implement the Underground Gravity Drainage process in one of the targeted fields.  Because we feel that there will be many other firms looking to duplicate our business model once we show the success of UGD, we think it prudent to also gain access to at least one other targeted field as soon as funding is available.  Funds will be used to acquire targeted fields and then invested in a test well verifying the field characteristics and their applicability to the UGD process.  Then a shaft will be bored down through the reservoir, a drilling chamber established under the reservoir, and production drilling commenced.  The entire process is estimated to take between 18 and 24 months, depending on the size of the oil field, from the acquisition date of the field

When the Company acquires a targeted oil field, we will continue to operate the producing field and expect to generate revenue and profit from doing so. Once development of the underground chamber and the UGD method is prepared for operation, the conventional wells will be capped and UGD production begun.  The effect of such operations should result in minimal disruption of oil production from our field investments.

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

LIQUIDITY & CAPITAL RESOURCES

We incurred operating expenses of $201,800 and $268,931 for the three months and $903,472 and $368,413 for the nine months ended February 28, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our registration statement and required reports, and costs associated with fund raising activities.  The increase in expenses for the nine months ended February 28, 2011 as compared to the same period in 2010 is primarily attributable to payroll expenses for the newly appointed CEO and CFO of the Company and fund raising costs.

The Company has no revenue to date from its operations and its ability to implement its plans for the future will depend upon the future availability of financing.   The financing activities of the Company are current and ongoing, and it will implement its strategy as the timing and amount of financing allow.  However, there can be no assurance that we will be successful in obtaining additional capital for such activities from the sale of its capital stock, or in otherwise raising substantial capital  .During the quarter Alleghany Corporation (“Alleghany”), Laredo and Mark See were, and continue to be as of the date of this report, in discussions and negotiations with respect to a possible transaction involving Alleghany, Laredo and Mark See (“Proposed Transaction”).  The Proposed Transaction would involve the establishment of a contractual relationship pursuant to which Alleghany would seek to acquire and exploit opportunities to apply the UGD process.  Alleghany would provide the capital required for such opportunities and receive a preferred return on such capital after which the Company would be entitled to receive a minority share of the net profits generated by the opportunities in exchange for providing know-how, expertise and other services.  Other than customary matters relating to exclusivity of negotiations, confidentiality, and payment of certain expenses, there is no obligation on the part of Alleghany or the Company with respect to any aspect of any transaction and the Company cannot predict if a transaction will be finalized or if so, when that may occur.  The Proposed Transaction would not involve any investment by Alleghany in Laredo.  The Proposed Transaction would present a funding alternative to develop the UGD oil recovery method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY & CAPITAL RESOURCES - continued

Our cash in the bank at February 28, 2011 was $94,516.  On November 22, 2010, the Company entered into a Loan Agreement with Alleghany Capital Corporation ("Alleghany") for up to $250,000. The first loan installment of $150,000 contemplated by the agreement closed on November 22, 2010 and the second loan installment of $100,000 was funded December 22, 2010.  In June 2010, the Company issued the remaining $25,000 convertible note related to the $300,000 Purchase Agreement for $25,000 with 62,500 warrants to purchase stock pursuant to the terms of the Purchase Agreement.

On July 26, 2010, the Company entered into a Stock Purchase Agreement with Seaside 88, LP and Sutter Securities Incorporated for the private placement of its common stock and warrants for an aggregate purchase price of $500,000

OFF-BALANCE SHEET ARRANGEMENTS

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

(b)           Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 28, 2011, there was no change in Laredo’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred that has materially affected, or is reasonably likely to materially affect, Laredo’s internal control over financial reporting.

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

LAREDO OIL, INC.

(Registrant)

Date: April 14, 2011	By:	/s/ Mark See
Mark See
Chief Executive Officer and sole Director

Date: April 14, 2011	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer and Treasurer