Form 10-K
period 2011-05-31
Laredo Oil, Inc.
filed 2011-09-13
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-153168

Laredo Oil, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	26-2435874
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

111 Congress Avenue, Suite 400; Austin, Texas 78701

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑

As of May 31, 2011, the registrant had 52,000,013 shares of voting common stock outstanding.  The aggregate market value of the registrant's outstanding shares of voting common stock held by non-affiliates, based on the closing price of these shares on May 31, 2011 of $1.05 per share as reported on the OTC Bulletin Board, was $19.0 million.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 13, 2011, the registrant had 52,000,013 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

 ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2011 ON FORM 10-K

PART I

Item 1.	Business

Summary

Laredo Oil, Inc. (“the Company”) is a Development Stage Enterprise engaged as a management services company managing both the acquisition of mature oil fields and the recovery of stranded oil from those fields using enhanced oil recovery methods pursuant to its agreement with Stranded Oil Resources Corporation (“SORC”), an indirect, wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties.  After a change in control in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil using enhanced oil recovery methods.  To date, the Company has not acquired any oil fields.  On June 14, 2011, the Company entered into several agreements with SORC to seek recovery of stranded crude oil from mature, declining oil fields by using the Enhanced Oil Recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”).  Such agreements consist of a License Agreement between the Company and SORC (the “SORC License Agreement”), a License Agreement between the Company and Mark See, the Company’s Chairman and CEO  (the “MS-Company License Agreement”), an Additional Interests Grant Agreement between the Company and SORC, a Management Services Agreement between the Company and SORC (the “MSA”), a Finder’s Fee Agreement between the Company and SORC, and a Stockholders Agreement among the Company, SORC and Alleghany Capital Corporation, each of which are dated June 14, 2011 (collectively, the “Agreements”).

The Company and Mark See will provide to SORC management services and expertise pursuant to the SORC License Agreement, MS-Company License Agreement and the MSA.  As consideration for the licenses to SORC, the Company will receive an interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”) which will range from 17.25% to 19.99%.  Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits shall be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s Board of Directors. Additionally, in the event of a SORC IPO or certain other defined corporate events, the Company will receive a minimum of 17.25%, but not more than 19.99%, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty.   Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

The MSA provides that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  Mark See will act as the CEO of SORC pursuant to the MSA. He and other members of Company management will spend substantially all of their time and effort in fulfilling the terms of the Agreements whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method.  The quarterly management services fee is $122,500 and the monthly management services fee is comprised of the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Agreements.  In addition, SORC will reimburse the Company for expenses incurred by the Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether to fund.

It is expected that SORC will be funded solely by Alleghany Capital Corporation, a wholly-owned subsidiary of Alleghany (“Alleghany Capital”), in exchange for issuance by SORC of 12% Cumulative Preferred Stock and common stock.   Prior to the Company receiving any cash distributions from SORC, all accrued dividends must be paid and preferred shares redeemed.  The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC Board of Directors.

Pursuant to the Additional Interests Grant Agreement, SORC provided $418,088 to the Company which was used for the sole purpose of paying and retiring in full one or more of the Company’s debt obligations.  As of the date of this report, all debt obligations other than monies owed to Alleghany Capital have been repaid.  Under the Finder’s Fee Agreement, SORC agreed to provide funding to the Company for amounts payable to Sunrise Securities Corporation (“Sunrise”) for certain finder’s fees relating to Alleghany’s investment in SORC, which amounts shall not exceed $1,100,000 in the aggregate.  Under the MS-Company License Agreement, Mark See granted the Company an exclusive license to use certain intellectual property.  The Stockholders Agreement, which shall not be effective unless and until the Royalty is converted into SORC common stock pursuant to the License Agreement, provides, among other things, that the Company shall have certain registration rights in respect of the SORC common stock it acquires.

Item 1.	Business - continued

The UGD method uses conventional mining processes to establish a chamber underneath an existing oil field from where closely spaced wellbores are intended to be drilled up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores.  This method is applicable to mature oil fields that have very specific geological characteristics.  The Company has done extensive research and has identified oil fields within the United States that it believes are qualified for UGD recovery methods.  The Company intends to pursue and recover stranded oil from selected mature fields chosen from this group which may be acquired by SORC in its sole and absolute discretion.  Included, but not exclusively, with those states containing within their boundaries oil fields which are initially being considered for acquisition by SORC are New Mexico, West Virginia, Mississippi, Texas, Oklahoma, Arkansas and Montana.

We believe the costs of implementing the UGD method are significantly lower than those presently experienced by commonly used EOR methods.  We also estimate that we can materially increase the field oil production rate from prior periods and recover amounts of oil equal to or greater than amounts previously recovered from the mature fields selected.

We did not earn any revenues for the period ended May 31, 2011.  However, as a result of signing the Agreements, we started receiving payments under the MSA effective June 14, 2011.  As of the date of this report, we are pursuing negotiations for targeted fields in behalf of SORC, but can provide no assurance that we will be successful in our acquisition efforts.

Our shares are currently listed for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol LRDC. As of the date of this report, there has been light to medium trading for our common stock and we cannot provide assurance that an active trading market for our securities will ever develop.

Competition

Our operating results are largely dependent upon SORC’s net profits as defined in the SORC License Agreement.  We believe that SORC will encounter competition from other oil companies in all areas of operation, including the acquisition of mature fields, and that such competitors may include large, well established companies with substantial capital resources.

Operating Hazards and Uninsured Risks

Mining and drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. We believe that the cost and timing of mining, drilling, completing and operating wells is often uncertain and that drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including low oil and natural gas prices, title problems, weather conditions, delays by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services.  SORC’s future oil recovery activities may not be successful and, if unsuccessful, such failure may result in cancellation of the Agreements and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operations that the Company will manage for SORC are subject to hazards and risks inherent in drilling for and producing and transporting oil, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to SORC properties and those of others. The Company will maintain insurance against some but not all of the risks described above.  In particular, the insurance we maintain does not cover claims relating to failure of title to oil leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. The occurrence of an event that is not covered, or not fully covered by insurance which we maintain or which SORC may acquire, could have a material adverse effect on our Royalty in the period such event may occur.

Item 1.	Business - continued

Governmental Regulation

Oil and natural gas exploration, production, transportation and marketing activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including but not limited to the Federal Energy Regulatory Commission (“FERC”), the Environmental Protection Agency (“EPA”), the Bureau of Land Management (“BLM”), the Texas Commission on Environmental Quality (“TCEQ”), the Texas Railroad Commission (“TRRC”), the Oklahoma Corporation Commission (“OCC”), the Montana Board of Oil and Gas Conservation (“MBOGC”) and similar type commissions within these states and of the other states in which it plans to do business. Failure to comply with such laws, rules and regulations can result in substantial penalties, including the delay or stopping of its operations. The legislative and regulatory burden on the oil industry increases its cost of doing business and affects our Royalty.

The states of Texas, Oklahoma, Arkansas, Montana and most other states, as well as the federal government when operating on federal or Indian lands, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil. These governmental authorities also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells.  All of these matters could affect our Royalty interest.

Environmental Matters

The oil industry is subject to extensive and changing federal, state and local laws and regulations relating to both environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and safety and health. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue. These laws and regulations may require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas; impose substantial liabilities for pollution resulting from its operations; and require the reclamation of certain lands.

The permits that will be required for oil and gas operations are subject to revocation, modification and renewal by issuing authorities.

Federal regulations require certain owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on participants in the oil and gas industry. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments in 1990 and 1997 also impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations.  The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Most agencies recognize the unique qualities of oil and natural gas exploration and production operations. A number of agencies including but not limited to the EPA, the BLM, the TCEQ, the OCC, the MBOGC and similar commissions within these states and other states have adopted regulatory guidance in consideration of the operational limitations on these types of facilities and their potential to emit pollutants.

Item 1.	Business - continued

Climate Change

Climate change has become the subject of an important public policy debate. Climate change remains a complex issue, with some scientific research suggesting that an increase in greenhouse gas emissions ("GHGs") may pose a risk to society and the environment. The oil and natural gas exploration and production industry is a source of certain GHGs, namely carbon dioxide and methane, and future restrictions on the combustion of fossil fuels or the venting of natural gas could have a significant impact on SORC’s future operations, and thus on our Royalty.

Impact of Legislation and Regulation. The commercial risk associated with the exploration and production of fossil fuels lies in the uncertainty of government-imposed climate change legislation, including cap and trade schemes, and regulations that may affect SORC, its suppliers, and its customers. The cost of meeting these requirements may have an adverse impact on SORC’s financial condition, results of operations and cash flows, and thus reduce our Royalty.

Climate change legislation and regulations have been adopted by many states in the US; however, legislation and regulations have not been enacted at the federal level in the US or all states, although Congress and several states are considering adopting climate change legislation. The current state of development of many state and federal climate change regulatory initiatives in areas where SORC may operate makes it difficult to predict with certainty the future impact on it, including accurately estimating the related compliance costs that it may incur.

Indirect Consequences of Regulation or Business Trends. We believe there are risks arising from the global response to climate change.

Physical Impacts of Climate Change on our Costs and Operations. There has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Extreme weather conditions may increase costs, and damage resulting from extreme weather may not be fully insured. However, the extent to which climate change may lead to increased storm or weather hazards affecting SORC’s future operations is difficult to identify at this time.

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

Facilities

Our principal executive office is located in Austin, Texas, at 111 Congress Avenue, Suite 400, Austin, Texas 78701.  Laredo has a second office located in Golden, Colorado which was opened in July 2011.

Employees

As of May 31, 2011, we had 2 full-time employees and two independent directors.  As of the date of this filing, we had five full-time employees and two independent directors.

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

We currently do not own any material physical property or own any real property.  We rent office space at the corporate headquarters at 111 Congress Avenue, Suite 400, Austin, Texas 78701 and rented an office in July 2011 at 1301 Arapahoe Street, Golden, Colorado 80401.

Item 3.	Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

As of May 31, 2011, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock currently is quoted on the OTCBB which is not recognized as a stock exchange for SEC reporting purposes.  Since the Company began trading November 5, 2009 on the OTCBB, there has been a limited trading market for the Company's common stock.

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2010—Aug 2010	Fiscal Q2: Sep 2010—Nov 2010	Fiscal Q3: Dec 2010—Feb 2011	Fiscal Q4: Mar 2011 – May 2011
High Bid	1.20	0.70	1.10	1.75
Low Bid	0.32	0.31	0.31	0.65

	Fiscal Q1: Jun 2009—Aug 2009	Fiscal Q2: Sep 2009—Nov 2009	Fiscal Q3: Dec 2009—Feb 2010	Fiscal Q4: Mar 2010– May 2010
High Bid	Not Traded	1.55	1.95	1.81
Low Bid	Not Traded	0.00	0.25	0.00

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. We have no outstanding options but have committed to implementing an equity compensation plan for directors and employees.  Under that plan, the Company intends to issue a combination of restricted stock, warrants and options.  As of the date of this filing, the Company has committed to issue 500,000 restricted shares to each of its two independent directors for a total of one million shares.  In addition, commitments to new employees to grant 1,343,333 options have been made and once a Form S-8 regarding the plan is filed and becomes effective, the options will be issued to the applicable employees and restricted stock issued to the independent directors.

Associated with the Alleghany transaction, and as payment for arranging the transaction between the Company and SORC, Laredo agreed to issue Sunrise Securities Corporation warrants equal to 10% of the total issued and outstanding fully diluted number of shares of common stock of the Company.  During September 2011, Laredo plans to issue warrants to purchase 5,374,501 shares of common stock at an exercise price of $0.70 per share to two Sunrise Securities Corporation members to satisfy the finders’ fee obligation associated with the Alleghany transaction.  The warrants will expire June 14, 2021.

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

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - continued

As at September 13, 2011 the Company had 52,000,013 shares of common stock issued and outstanding estimated to be held by more than 300 record holders which include holders who own units through their brokers "in street name".  Additionally, the Company had outstanding warrants to purchase 1,745,000 shares of stock at an exercise price equal to $0.25 per share.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a management services company managing both the acquisition of mature oil fields and the recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.  See “Item 1. Business” for a discussion of our business and our recent transaction with SORC.

To date neither the Company nor SORC have acquired any oil fields.  When SORC acquires a targeted oil field, it will continue to operate the producing field and expects to generate revenue and profit from doing so. Once development of the underground chamber and the UGD method is prepared for operation, the conventional wells will be capped after UGD production has begun.  The effect of such operations should result in minimal disruption of oil production from the SORC field investments.  The Company has agreed with SORC that it will not acquire any fields associated with UGD development.

We did not earn any revenues for the period ended May 31, 2011.  However, as a result of signing the Agreements with SORC, we started receiving payments under the MSA effective June 14, 2011.  As of the date of this report, we are pursuing negotiations for targeted fields on behalf of SORC, but can provide no assurance that we will be successful in our acquisition efforts.

Liquidity and Capital Resources

Due to the nature of the SORC transaction, the Company forecasts that it will need no additional funding in order to execute its agreements with SORC.  In accordance with the SORC license and management services agreements, the Company believes that it will receive sufficient working capital necessary to meet its obligations under the Agreements.  The Company will provide the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded solely by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock and common stock.   Prior to the Company’s receiving any Royalty cash distributions from SORC, all preferred share accrued dividends must be paid and preferred shares redeemed.  The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC Board of Directors.

Our reported cash at May 31, 2011 was $428.  For the year long period ended May 31, 2011, the Company raised $875,000, including $25,000 from the sale of Subordinated Convertible Promissory Notes and Warrants, $500,000 from the sale of common equity to Seaside 88, LLC and $350,000 of debt issued to Alleghany Capital.  Since entering into the SORC transaction on June 14, 2011, the Company has received $1,044,582 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of Company debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital.

Results of Operations

We incurred operating expenses of $1,223,605 and $899,800 for the years ended May 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports, and costs associated with fund raising.  The increase in expenses for the twelve months ended May 31, 2011 as compared to the same period in 2010 is primarily attributable to a full year of executive salaries for the 12 months ended May 31, 2011 versus the same period in 2010, and legal costs associated with negotiating both the Agreements signed with SORC on June 14, 2011 and the equity raised from Seaside 88 in July 2010.

Additionally, for the quarters ended August 31, 2010 and November 30, 2010, the Company experienced gains on changes of value of the Warrant Liability of $379,899 and $464,969 due to decreases in the common stock price in the respective periods.  In the quarter ended February 28, 2011, the Company experienced a $356,813 loss on change of value of the Warrant Liability due to an increase in the common stock price over the quarter.  Company earnings will continue to be affected by changes of value of the Warrant Liability associated with the Seaside and Sutter warrants which contain price-protection provisions.

Beginning on June 14, 2011, the Company began its operations in accordance with the Agreements signed with SORC.  As of the filing of this report, the Company has presented opportunities for suitable fields to the SORC board of directors, negotiations with selected field owners are ongoing, and contractors required to assist the Company in identifying and acquiring oil properties have been retained by SORC.  Three new persons have been hired, two based in the new Colorado office and one additional person based in the Austin, Texas headquarters office.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

Restatement of Previously Issued Financial Statements

Company’s management, in connection with their auditors, determined that FASB Accounting Standards Codification Topic 815-40-15-5, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815-40"), should have been applied by the Company in the assessment of the warrants issued to Seaside 88 LP and Sutter Securities Incorporated in July 2010, as well as the warrants issued in connection with the convertible debt entered into during May and June 2010 which would have resulted in the Company classifying and recognizing certain warrants previously issued by the Company as a liability rather than as stockholders' equity.

Company management initially became aware of the possible applicability of ASC 815-40 as a result of an SEC comment letter related to the SEC's review of the Company's 10-K filing for the fiscal year ended May 31, 2010 and review of the Company’s 10-Q filings for the fiscal quarters ended August 31, 2010, November 30, 2010 and February 28, 2011.  ASC 815-40 applies to warrants that contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. In the case of any such warrants, ASC 815-40 provides that such warrants are to be treated as a liability (rather than stockholders' equity) at fair value, with the calculated increase or decrease in fair value being recognized in the Statement of Operations. The Company determined that the warrants issued to Seaside Sutter to purchase 975,000 shares of the Company's common stock, as well as the warrants issued to the Convertible Note holders to purchase 770,000 shares of the Company’s common stock were within the scope of ASC 815-40 due to the anti-dilution provisions contained in the warrants. Accordingly, the warrants have been classified as a warrant liability measured at fair value and the subsequent changes in fair value are recognized in the Statement of Operations.

In addition, the Company’s management, in connection with their auditors, determined that FASB Accounting Standards Codification Topic 470-20, "Debt With Conversion and Other Options” ("ASC 470-20"), should have been applied by the Company in the assessment of its contingent beneficial conversion feature which would result in the Company not recognizing the deferred financing expense into earnings until the contingency is resolved.

Restatements by the Company reflect certain adjustments to non-cash items in the Company's financial statements as a result of the correct application of ASC 815-40 regarding accounting for warrants and ASC 470-20 regarding accounting for contingent beneficial conversion feature on the convertible debt.  The restatements primarily reflect adjustments to:

•
correct for the overstatement of additional paid in capital and understatement of the warrant liability reported on Form 10-K for the fiscal year ended May 31, 2010 and Forms 10-Q for the periods ended August 31, 2010, November 30, 2010, and February 28, 2011.

•
correct for the understatement of warrant liability income upon the quarterly revaluation of the warrant liability reported on Forms 10-Q for the periods ended August 31, 2010, November 30, 2010, and February 28, 2011.

•
correct for the overstatement in the deferred financing asset and the related interest expense recorded to amortize this asset reported on Form 10-K for the fiscal year ended May 31, 2010 and Forms 10-Q for the periods ended August 31, 2010, November 30, 2010, and February 28, 2011.

•
correct for the understatement in Convertible Debt balance and overstatement of interest expense due to the incorrect recording of the warrants as a debt discount and the related amortization of the debt discount on Form 10-K for the fiscal year ended May 31, 2010 and Forms 10-Q for the periods ended August 31, 2010, November 30, 2010, and February 28, 2011.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

The combined impact of the errors on the financial statements are as follows:

Balance Sheets
	Previously Reported	Adjustment	As Restated
For the fiscal year ended May 31, 2010:
-Debt Financing Fees	$62,665	$(62,665)	$-
-Warrant Liability	$-	$658,513	$658,513
-Convertible Debt	$128,198	$146,802	$275,000
-Additional Paid in Capital	$720,842	$(882,955)	$(162,113)
-Accumulated Deficit	$(942,320)	$14,975	$(927,345)

Statement of Operations
	Previously Reported	Adjustment	As Restated
For the fiscal year ended May 31, 2010:
-Interest Expense	(21,154)	14,975	(6,179)
-Net Loss	$(920,954)	$14,975	$(905,979)

Impacts on the Quarterly Financial Statements

The Company also restated the quarterly financial statements for each of the quarters in fiscal year 2011 in lieu of separately amending each Form 10-Q for the respective quarters in fiscal year 2011, as follows:

Balance Sheets
	Previously Reported	Adjustment	As Restated
For the fiscal quarter ended August 31, 2010:
-Debt Financing Fees	$51,617	$(51,617)	$-
-Warrant Liability	$-	$1,224,353	$1,224,353
-Convertible Debt	$148,802	$151,198	$300,000
-Additional Paid in Capital	$1,449,023	$(1,849,908)	$(400,885)
-Accumulated Deficit	$(1,491,818)	$422,740	$(1,069,078)

For the fiscal quarter ended November 30, 2010:
-Debt Financing Fees	$34,444	$(34,444)	$-
-Warrant Liability	$-	$759,383	$759,383
-Convertible Debt	$165,511	$134,489	$300,000
-Additional Paid in Capital	$1,449,023)	$1,849,908	$(400,885)
-Accumulated Deficit	$(1,723,850)	$921,590	$(802,260)

For the fiscal quarter ended February 28, 2011:
-Debt Financing Fees	$17,471	$(17,471)	$-
-Warrant Liability	$-	$1,116,197	$1,116,197
-Convertible Debt	$184,098	$115,902	$300,000
-Additional Paid in Capital	$1,448,923	$(1,849,908)	$(400,985)
-Accumulated Deficit	$(1,973,772)	$600,338	$(1,373,434)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Statement of Operations
	Previously Reported	Adjustment	As Restated
For the fiscal quarter ended August 31, 2010:
-Gain/Loss on Warrant Liability	-	379,899	379,899
-Interest Expense	(37,091)	27,866	(9,225)
-Net Loss: 3 months	$(549,498)	$407,765	$(141,733)

For the fiscal quarter ended November 30, 2010:
-Gain/Loss on Warrant Liability	-	464,969	(844,868)
-Interest Expense	(48,122)	33,881	(12,644)
-Net Loss: 3 months	(232,032)	498,850	266,818
-Net Loss: 6 months	(781,530)	(906,615)	125,085

For the fiscal quarter ended February 28, 2011:
-Gain/Loss on Warrant Liability	$-	(356,813)	(356,813)
-Interest Expense	$(48,122)	35,561	(12,561)
-Net Loss: 3 months	$(249,922)	$(321,252)	$(571,174)
-Net Loss: 9 months	$(1,031,452)	$585,363	$(446,089)

None of the accounting changes discussed above had any impact on the Company’s cash position, its cash flows or its future cash requirements.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of May 31, 2011, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9A.	Controls and Procedures - continued

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was not effective as of May 31, 2011.

The conclusion that the internal controls are not effective is based on the lack of segregation of duties required under the framework issued by COSO.  As of May 31, 2011, there were only two employees currently in the organization.  It is expected that during 2011, additional employees will be hired and that we will have the ability to remedy this situation and put more stringent control measures in place.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended May 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth as of May 31, 2011, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director Since
Donald Beckham	51	Independent Director	March 1, 2011
Clayton Van Levy	52	Independent Director	March 1, 2011
Mark See	50	Chief Executive Officer, Secretary and Director	October 16, 2009
Bradley E. Sparks	64	Chief Financial Officer, Treasurer and Director	March 1, 2011

Each director of the Company serves for a term of three years and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at the Annual General Meeting of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

DONALD BECKHAM has served as a director of the Company since March 1, 2011. In 1993 he founded Beckham Resources, Inc. (“BRI”) which for the past 15 years has been a licensed, bonded and insured operator in good standing with the Railroad Commission of Texas.  Through BRI, Mr. Beckham has drilled and operated fields for his own account.  His expertise is in the acquisition, exploitation, exploration and production enhancement of mature oil and gas fields through which he has been able to enhance production by compressor optimization, pump design, workover programs, stimulation techniques and identifying new pay zones.   BRI has operated wells in the following fields:  Hull, Liberty, Aransas Pass, McCampbell, Mission River, Garcitas Creek, Sour Lake, Batson, Barton Ranch and Dayton.   Prior to BRI, Mr. Beckham was the chief operations manager for Houston Oil Fields Corporation (“HOFCO”) where he began his career.  There he was responsible for drilling, production and field operations and managed approximately 100 people including engineers, geologists, landmen, pumpers,  and other contract personnel, as well as state and federal environmental and regulatory functions.   He managed an annual capital budget of approximately $30 million and operated approximately 100 wells.   HOFCO drilled about 20 wells per annum and performed approximately 30 recompletions and workover operations each year.   HOFCO owned interests in about 10 key fields principally in Texas, and company--managed production was approximately 1,000 bpd of crude oil and 10 mmcfd of natural gas.  Fields that he managed were as follows:  Manvell,  Cold Springs, Shepherd, Turtle Bay, Red Fish Bay, Dickinson, Refugio, Lost Lake, Liberty and Abbeville.  Mr. Beckham is a petroleum engineer and 1984 graduate of Mississippi State University.

Item 10.	Directors, Executive Officers and Corporate Governance - continued

CLAYTON VAN LEVY (“Van”) has served as a director of the Company since March 1, 2011.  He is a principal of Houston Merchant Energy Partners, an energy merchant banking and consulting firm. Prior to Houston Merchant Energy Partners, Van was the Managing Director of Equity Research at Dahlman Rose & Company, LLC, a New York-based investment banking boutique/broker dealer specializing in marine shipping. Van was responsible for establishing the Houston office and creating the firm’s oil and gas exploration and production practice.

Prior to joining Dahlman Rose, Van was the Managing Director of Equity Research at CIBC World Markets Corporation, a global investment banking firm. Van was responsible for managing and integrating the entire energy research group and oversaw the coverage of over 30 oil and gas exploration and production companies. Throughout his career with various investment firms, Van was involved in creating institutional investor relationships and participated in nearly $30 billion of public offerings, private placements, mergers & acquisitions. Van was named a two-time winner of the Wall Street Journal All-Star Stock Picker.

Prior to joining CIBC World Markets, Van was the Managing Director of Equity Research and one of the founding members of the equity division of Jefferies & Company, Inc., a global investment bank. Van oversaw the research coverage of over 45 oil and gas exploration and production companies and participated in many successful public offerings. Prior to joining Jefferies & Company, Van was an equity analyst at Howard Weil Labouisse & Fredericks. Prior to Howard Weil, Van was a petroleum engineer at Texaco, Inc. and Getty Oil Company.

Mr. Levy graduated from Tulane University with an MBA, Masters in Petroleum Engineering and a BS in Biomedical Engineering.

MARK SEE has been the Chief Executive Officer, Secretary, and a director of the Company since October 16, 2009.  He has over 23 years’ experience in tunneling, natural resources and the petroleum industries.  He was the founder and initial CEO of Rock Well Petroleum, a private oil & gas company from January 2005 until December 2008 and worked from then until October of 2009 forming Laredo Oil.  He was employed with Albian Sands as the Manager for the Alberta Oil Sands Projects at Fort McMurray, Alberta, Canada, a joint venture between Shell Canada and Chevron.  Mr. See was also President of Oil Recovery Enhancement LLC in Bozeman, Montana, a private oil company.  He was selected as one of the top 25 Engineers in North America by the Engineering News Record for his innovations in the petroleum industry.  He is a member of the Petroleum Society of the Canadian Institute of Mining, Metallurgy & Petroleum, the Society of Mining Engineers and the Society of Petroleum Engineers.

BRADLEY E. SPARKS currently serves as the Chief Financial Officer, Treasurer and a director of the Company.  Before joining Laredo Oil, he was  the Chief Executive Officer, President and a Director of Visualant, Inc.  Prior to joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006.  Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies.  Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications and internet companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET.  He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995.  Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc.  Mr. Sparks currently serves on the Board of Directors of iCIMS, Visualant, and Comrise China.  Mr. Sparks graduated from the United States Military Academy at West Point in 1969 and is a former Army Captain in the Signal Corps. He has an MS in Management from the Sloan School of Management at MIT and is a licensed CPA in Florida.

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

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:
	(i)	Any federal or state securities or commodities law or regulation; or
	(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or
	(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
(8)	was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

During the previous fiscal year ended May 31, 2011, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company's officers, directors and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.Laredo-Oil.com.

ITEM 11.	Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2010 and 2011 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods

(a)	(b)	(c)	(e)	(j)
Name and Principal Position	Year	Salary (1) (2) ($)	Stock Awards(3) ($)	Total ($)

Mark See	2010	168,750	154,131	322,881
Chief Executive Officer, Secretary and Chairman of the Board	2011	285,000	0	285,000

Bradley E. Sparks	2010	128,333	33,898	162,231
Chief Financial Officer, Treasurer and Director	2011	221,000	0	221,000

(1)
The salary amounts shown were accrued in the financial reports.  As of May 31, 2010, Mr. See had received $101,250 and Mr. Sparks received $75,833 of the accrued amounts owed them.  Accrued salaries were paid in August 2010.

(2)	Accrued salary amounts for Mr. See and Mr. Sparks for May 2011 were paid in June 2011.
(3)	Presentation includes amounts accrued for financial statement purposes under FAS 123R.

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

ITEM 11.	Executive Compensation - continued

Outstanding equity awards as of last completed fiscal year

None

In February 2011, the Company approved the Laredo Oil, Inc. 2011 Equity Incentive Plan, but no grants have been awarded under the Plan.  It is anticipated that the equity incentive plan will be filed with the Securities and Exchange Commission with a Form S-8 in September 2011.  Once effective, it is expected that options to purchase 1,343,333 shares of common stock will be granted to newly hired employees and 1,000,000 shares of restricted common stock will be issued to our independent directors as described in the following section.

Director Compensation

(a)	(b)	(j)
Name	Fees Earned or Paid in Cash ($)	Total ($)
Donald Beckham	12,500	12,500
Clayton Van Levy	12,500	12,500

The compensation for each independent director is as follows:  quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in equal installments over three years, $25,000 for participation on the special independent committee of the Board appointed to evaluate and negotiate the transaction with SORC (paid in June 2011), and all reasonable expenses associated with attendance at Board meetings.  The aforementioned restricted stock will be granted once the Company equity incentive plan has been filed with the SEC on Form S-8.  Messrs. See and Sparks receive no additional compensation for Board service.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	24.7%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	10.4%

Mark See (3) P.O. Box 723 Big Horn, WY 82833	Direct	31,096,676	59.8%

Ao D Morris & Associates, LLC (4) 665 Third Street, Suite 508 San Francisco, CA 94107	Direct	3,399,000	6.7%

Bradley E. Sparks 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	2,824,857	5.4%

Kenneth Lipson 41 Sutter Street, Suite 1786 San Francisco, CA 94104	Direct	3,086,125	5.9%

All Directors and Officers as a Group (2 persons)	Direct	33,921,533	65.2%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares are owned and controlled by Wendy See, who is Mr. See’s spouse.

(3)
Includes 18,252,407 shares owned and controlled by Wendy See, who is Mr. See’s spouse, through Bedford Holdings, LLC and Darlington, LLC, as shown in the table above.  SEC rules consider these shares to be beneficially owned, but Mr. See disclaims any beneficial interest in such shares.  These 18,252,407 shares are the only shares owned by relatives which are required to be included in the total number of shares owned by all directors and officers as a group (2 persons).

(4)	The latest correspondence received by the Company from Ao D Morris indicates ownership of more than 5% of the outstanding common shares, but Mr. Morris indicated to the Company his intent to lower the ownership level below 5% by the filing date of this report. The actual share count for Ao D Morris has not been received by the Company and the figure reported is the same as that reported in the Form 10-K for the period ended May 31, 2010 filed September 14, 2010. As of the date of this filing, after numerous requests by the Company, Mr. Morris has not provided the Company with his current ownership and the Company cannot substantiate the correctness of the reported share count.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

In both November and December 2009, the Company issued a note payable to Mr. Kenneth Lipson who is a shareholder owning over 5% of the Company’s common stock (See Note 6 of the Notes to Financial Statements).  These notes payable were repaid with interest in June 2011 after consummation of the Alleghany transaction.

ITEM 14.	Principal Accounting Fees and Services

(1)           Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $7,175 for the fiscal year ended May 31, 2010 and $11,405 for the fiscal year ended May 31, 2011.

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

10.1
Letter Agreement dated October 16, 2009 between the Company and Mark See, CEO, regarding CEO compensation package, included as Exhibit 10.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

10.2
Letter Agreement dated October 20, 2009 between the Company and Bradley E. Sparks regarding CFO compensation package, included as Exhibit 10.2 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

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

10.8
Loan Agreement dated November 22, 2010  between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed November 24, 2010 and incorporated herein by reference.

10.9
Form of Senior Promissory Note accompanying Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.2 to our Form 8-K filed November 24, 2010 and incorporated herein by reference.

10.10	Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed April 8, 2011 and incorporated herein by reference.

10.11
Form of Senior Promissory Note accompanying Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.2 to our Form 8-K filed April 8, 2011 and incorporated herein by reference.

14.1	Code of Ethics for Employees and Directors, included as Exhibit 14.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the "Registrant")

Date: September 13, 2011	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2011	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 13, 2011	By:	/s/ BRADLEY E. SPARKS
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: September 13, 2011	By:	/s/ DONALD BECKHAM
Donald Beckham
Director

Date: September 13, 2011	By:	/s/ CLAYTON VAN LEVY
Clayton Van Levy
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Laredo Oil, Inc.

Austin, Texas

We have audited  the  accompanying  balance  sheets of Laredo  Oil,  Inc. (An Exploration  Stage  Enterprise)  as of May 31,  2011, 2010 and 2009 and the  related statements of  operations,  stockholders'  equity,  and cash flows for the years then ended and the period March 31, 2008 (inception) through May 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  financial  position  of Laredo  Oil,  Inc.  (An Exploration Stage Enterprise) as of May 31, 2011, 2010 and 2009 and the results of its operations and cash flows for years then  ended and the period  March 31,  2008 (inception)  through May 31, 2011, in conformity with U.S. generally  accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kyle L. Tingle, CPA, LLC
----------------------------------
Kyle L. Tingle, CPA, LLC

September 9, 2011

Las Vegas, Nevada

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Balance Sheets

	May 31,	May 31,
	2011	2010
		(restated)
ASSETS
Current Assets
Cash	$428	$157,005
Prepaid expenses	24,051	33,350

TOTAL ASSETS	$24,479	$190,355

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$84,708	13,626
Accrued liabilities	200,442	252,674
Warrant liabilities	1,265,595	658,513
Note payable	425,000	75,000
Convertible debt	300,000	275,000

Total Liabilities	2,275,745	1,274,813

Stockholders’ Deficit
Common stock subscribed
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 52,000,013 and 18,750,000 issued and outstanding	5,200	5,000
Additional paid in capital	(400,984)	(162,113)
Accumulated deficit during exploration stage	(1,855,482)	(927,345)
Total stockholders’ deficit	(2,251,266)	(1,084,458)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$24,479	$190,355

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Operations

				Date of Inception
	Year Ended	Year Ended	Year Ended	(March 31, 2008) Through
	May 31, 2011	May 31, 2010	May 31, 2009	May 31, 2011
		(restated)
Revenue	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

General, selling and administrative expenses	689,752	779,967	14,330	1,484,085
Consulting and professional services	533,853	110,333	-	644,186
Mineral expenditures	-	9,500	7,000	16,500

Operating loss	(1,223,605)	(899,800)	(21,330)	(2,144,771)

Non-operating income
Warrant liability income	338,657	-	-	338,657
Interest expense	(43,189)	(6,179)	-	(49,368)

Net loss	$(928,137)	$(905,979)	$(21,330)	$(1,855,482)

Net loss per share, basic and diluted	$(0.02)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	51,457,888	42,640,035	18,750,000

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statement of Stockholders' (Deficit) Equity
From Date of Inception (March 31, 2008) through May 31, 2011

							Deficit accumulated
	Common Stock		Preferred Stock		Additional Paid	Common Stock	During Exploration	Total
	Shares	Amount	Shares	Amount	in Capital	Subscribed	Stage	Deficit

Common shares issued to founders	18,750,000	$1,875	-	$-	$7,125	$-	$-	$9,000

Net loss	-	-	-	-	-	-	(36)	(36)

Balance at May 31, 2008	18,750,000	1,875	-	-	7,125	-	(36)	8,964

Common stock subscribed	-	-	-	-	-	23,625	-	23,625
Net loss	-	-	-	-	-	-	(21,330)	(21,330)

Balance at May 31, 2009	18,750,000	1,875	-	-	7,125	23,625	(21,366)	11,259

Issuance of common stock	12,500,000	1,250	-	-	28,750	(23,625)	-	6,375
Cancellation of common stock	(18,750,000)	(1,875)	-	-	1,875	-	-	-
Issuance of common stock	37,500,013	3,750	-	-	446,250	-	-	450,000
Issuance of warrants	-	-	-	-	(658,813)	-	-	(658,813)
Conversion of loan to equity	-	-	-	-	12,400	-	-	12,400
Net loss	-	-	-	-	-	-	(905,979)	(905,979)

Balance at May 31, 2010 - restated	50,000,013	5,000	-	-	(162,113)	-	(927,345)	$(1,084,458)

Issuance of common stock	2,000,000	200	-	-	499,800	-	-	500,000
Issuance of warrants	-	-	-	-	(738,671)	-	-	(738,671)
Net loss	-	-	-	-	-	-	(928,137)	(928,137)

Balance at May 31, 2011	52,000,013	$5,200	-	$-	$(400,984)	$-	$(1,855,482)	$(2,251,266)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows

			Date of Inception
			(March 31, 2008)
	Year Ended	Year Ended	through
	May 31, 2011	May 31, 2010	May 31, 2011
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(928,137)	$(905,979)	$(1,855,482)
Issuance of stock warrants for services	207,068	450,000	657,068
Gain on revaluation of warrant liability	(338,657)	-	(338,657)
Decrease (increase) in prepaid expenses	9,299	(33,350)	(24,051)
(Decrease) increase in accounts payable and accrued liabilities	18,850	266,220	285,150

NET CASH USED IN OPERATING ACTIVITIES	(1,031,577)	(223,109)	(1,275,972)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Officer advances	-	-	12,400
Proceeds from note payable	350,000	75,000	425,000
Proceeds Issuance of convertible notes payable	25,000	275,000	300,000
Issuance of common stock	500,000	30,000	539,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	875,000	380,000	1,276,400

Net (decrease) increase in cash	(156,577)	156,891	428

Cash at beginning of period	157,005	114	-

CASH AT END OF PERIOD	$428	$157,005	$428

Supplemental disclosures
Officer advances converted to equity		12,400	12,400
Issuance of warrants in connection with bridge financing	48,446	658,513	706,959
Issuance of warrants in connection with stock issuance	897,292	-	897,292

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by the Company.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended May 31, 2011 and for all periods presented have been made.

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.0001 par value. October 21, 2009 the name was changed to “Laredo Oil, Inc.”  Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis.  In connection with this change, the Certificate of Incorporation was amended to retain the par value at $0.0001 per share.

The Company currently is in the early stage of executing its business plan and, in accordance with ASC 915 “Development Stage Entities,” is considered an Exploration Stage Enterprise.  The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

On June 14, 2011, the Company entered into several agreements with SORC to seek recovery of stranded crude oil from mature, declining oil fields by using the Enhanced Oil Recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”).  Such agreements consist of license agreements, management services agreements, among other agreements as further identified in the Subsequent Events footnote.

The Agreements stipulate that the Company and Mark See, Laredo Chairman and CEO, will provide to SORC management services and expertise through exclusive, perpetual license agreements and a management services agreement with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC net profits. The Management Service Agreement provides that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The quarterly management service fees provides funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the agreement.  In addition, SORC will reimburse the Company for expenses incurred by the Key Persons in connection with their rendition of services under the Management Services Agreement.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether to fund.

The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC Board of Directors.

SORC also provided $418,088 to the Company which was used for the sole purpose of paying and retiring in full the Company’s debt obligations.  As of the date of this report, all debt obligations other than monies owed to Alleghany Capital have been repaid.

NOTE 2 - GOING CONCERN

The Company's present revenues are insufficient to meet operating expenses.  The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred cumulative net losses of $1,855,482 since its inception and requires funding to implement its strategic plan.  On June 14, 2011, the Company entered into a series of agreements with SORC, which provides funds to be used for current operating expenses necessary to continue development of the contemplated plan of operations.  The Company's ability to recognize their plan and maintain this funding is unknown. The successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

CASH

For the Statement of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2011 and May 31, 2010.

PREPAID EXPENSES

The Company financed directors’ and officers’ insurance and is amortizing the expense over the 12 month contract life.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable, accrued expenses and notes payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2011.

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

The Company has warrant liabilities which are measured at fair value on a recurring basis at May 31, 2011 and 2010. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended May 31, 2011 and 2010.

SHARE BASED EXPENSES

ASC 718 "Compensation - Stock Compensation" codified SFAS No. 123 prescribes accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock-based payment awards may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

On March 31, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) ASC Topic 740.  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made.

There was no significant effect of adopting Topic 740 on the Company.

RECENT AND ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, which updated the guidance in ASC Topic 820, Fair Value Measurement. The amendments in this ASU generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective for interim and annual periods beginning after December 15, 2011, and early application is not permitted. ASU 2011-04 is not expected to have a material impact on the Company’s financial position or results of operations.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENT AND ADOPTED ACCOUNTING PRONOUNCEMENTS - continued

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 is not expected to have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of ASU 2009-13 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - LOSS PER SHARE

Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of May 31, 2011 and 2010, respectively, warrants to purchase 1,745,000 and 687,500 shares of common stock were not included in the computation of diluted net loss per share because they were anti-dilutive.  In addition, shares of common stock issuable on conversion of notes payable were not included in the computation of diluted net loss per share because they were anti-dilutive.  As of May 31, 2011 and since inception, the Company had no dilutive potential common shares.

	For the Year Ended
	May 31,
	2011	2010 - restated
Numerator - net loss attributable to
common stockholders	$(928,137)	$(905,979)

Denominator - weighted average
number of common shares outstanding	51,457,888	42,640,035

Basic and diluted loss
per common share	$(0.02)	$(0.02)

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

In January 2010, David Morris who is a shareholder owning over 5% of the Company’s stock was reimbursed $3,279.69 for expenses incurred for activities benefitting the Company.

In both November and December 2009, the Company issued a note payable (see Note 8) to Mr. Kenneth Lipson who is a shareholder owning over 5% of the Company’s common stock.  These notes were repaid with interest in June 2011.

NOTE 7 - STOCKHOLDERS' EQUITY

Effective October 21, 2009, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a 1-to-6.25 basis. The effect of this stock split has been retroactively applied to all periods presented.

The stockholders' equity section of the Company contains the following classes of capital stock as of May 31, 2011
●           Preferred Shares, $ 0.0001 par value: 10,000,000 shares authorized.
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

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 7 - STOCKHOLDERS' EQUITY - continued

As of May 31, 2011, the Company has not granted any stock options.

The following table summarizes information about options/warrants granted during the years ended May 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2009	-	$-
Warrants granted and assumed	707,500	2.00
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2010	707,500	$2.00
Warrants granted and assumed	1,037,500	0.36
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2011	1,745,000	$1.02

During the year ended May 31, 2011, the Company issued warrants for 1,037,500 shares of common stock with a weighted average exercise price of $0.36 as part of convertible debt offered totaling $25,000 (see Note 8) and sale of common stock totaling $500,000 as described above.  All warrants as of May 31, 2011 are exercisable.

NOTE 8 - NOTES PAYABLE

On April 6, 2011, the Company entered into a Loan Agreement with Alleghany (the "Loan Agreement") for $100,000 (the "Loan").  The note shall accrue on the outstanding principal sum at the rate of 6% per annum, the interest of which will be payable in either cash or in kind semi-annually with the first payment at May 22, 2011.  Principal and interest shall be due and payable on the earlier of either the date on which the Company raises capital of at least $500,000 or December 31, 2011.  The notes and interest will accelerate in all cases should the Company default on the notes as defined in the Loan Agreement.  The priority of the repayment of the Loan, and all interest thereon, shall be subject and subordinate only to the $250,000 loan made by Alleghany Capital Corporation to Laredo Oil, Inc. on November 22, 2010 and shall have priority over all other indebtedness of Laredo Oil, Inc.

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

During the year ended May 31, 2010, the Company offered debt securities in the amount of $300,000 pursuant to a convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”).

Pursuant to the Purchase Agreement, the Subordinated Convertible Promissory Notes (“Notes”), at the option of the holder, are either redeemable at par or convertible at a 20% discount to securities sold in a future financing greater than $7.5 million (the “New Financing”).  Without note holder agreement, the Company cannot prepay the Notes prior to the New Financing.  Notes elected for redemption will be repaid with accrued interest at the close of the New Financing.  The Notes bear interest at a rate of ten percent per annum and if not redeemed, are automatically converted to the securities issued under the New Financing.  The Purchase Agreement gives the Note holders five year Warrants to Purchase Stock of Laredo Oil, Inc. to purchase 750,000 shares of the same security, at the same price, as that issued in the New Financing.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 8 - NOTES PAYABLE - continued

During May and June 2010, the Company issued ten convertible notes totaling $300,000 related to the Purchase Agreement.  In addition, the Company issued warrants to purchase 770,000 aggregate shares of capital stock. These warrants are exercisable for five years from the date of the Notes and warrants.  The exercise price of each warrant will be equal to the lesser of the conversion price of the corresponding Note or $2.00.    Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants.  Pursuant to ASC 815-40, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations.  The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2011	2010

Risk-free interest rates	2.34%	2.34%
Contractual life	2.5 years	2.5 years
Expected volatility	130.6%	117.59-150.66%
Dividend yield	0%	0%

In the first quarter of fiscal year 2012, the notes have all been repaid.

In November and December, 2009, the Company respectively entered into a $25,000 and $50,000 bridge note with a related party (see Note 6).  Interest expense accrues on both notes at a rate of 7% per annum.  The term of the notes are that both outstanding principal and accrued interest are to be repaid within one week of the Company’s receiving permanent financing of at least $2.5 million.  On May 31, 2011 the principal amount outstanding was $75,000 and interest accrued was $7,666.  In June 2011, these notes and related accrued interest have been repaid in full.

In November and December, 2009, the Company respectively entered into a $25,000 and $50,000 bridge note with a related party (see Note 6).  Interest expense accrues on both notes at a rate of 7% per annum.  The term of the notes are that both outstanding principal and accrued interest are to be repaid within one week of the Company’s receiving permanent financing of at least $2.5 million.  On May 31, 2011 the principal amount outstanding was $75,000 and interest accrued was $7,666.  In June 2011, these notes and related accrued interest have been repaid in full.

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2011, or during the prior two years.

The components of the Company's deferred tax asset as of May 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss	$553,725	$162,298
Valuation allowance	(553,725)	(162,298)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2011	2010	Since Inception
Tax at statutory rate (35%)	$391,427	$155,033	$553,725
Increase in valuation allowance	(391,427)	(155,033)	(553,725)

Net deferred tax asset	$0	$0	$0

 The net federal operating loss carry forward will expire between 2028 and 2031. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 10 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Company’s management, in connection with their auditors, determined that FASB Accounting Standards Codification Topic 815-40-15-5, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815-40"), should have been applied by the Company in the assessment of the warrants issued to Seaside 88 LP and Sutter Securities Incorporated in July 2010, as well as the warrants issued in connection with the convertible debt entered into during May and June 2010 which would have resulted in the Company classifying and recognizing certain warrants previously issued by the Company as a liability rather than as stockholders' equity.

Company management initially became aware of the possible applicability of ASC 815-40 as a result of an SEC comment letter related to the SEC's review of the Company's 10-K filing for the fiscal year ended May 31, 2010 and review of the Company’s 10-Q filings for the fiscal quarters ended August 31, 2010, November 30, 2010 and February 28, 2011.  ASC 815-40 applies to warrants that contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. In the case of any such warrants, ASC 815-40 provides that such warrants are to be treated as a liability (rather than stockholders' equity) at fair value, with the calculated increase or decrease in fair value being recognized in the Statement of Operations. The Company determined that the warrants issued to Seaside Sutter to purchase 975,000 shares of the Company's common stock, as well as the warrants issued to the Convertible Note holders to purchase 770,000 shares of the Company’s common stock were within the scope of ASC 815-40 due to the anti-dilution provisions contained in the warrants. Accordingly, the warrants have been classified as a warrant liability measured at fair value and the subsequent changes in fair value are recognized in the Statement of Operations.

In addition, the Company’s management, in connection with their auditors, determined that FASB Accounting Standards Codification Topic 470-20, "Debt With Conversion and Other Options” ("ASC 470-20"), should have been applied by the Company in the assessment of its contingent beneficial conversion feature which would result in the Company not recognizing the deferred financing expense into earnings until the contingency is resolved.

Restatements by the Company reflect certain adjustments to non-cash items in the Company's financial statements as a result of the correct application of ASC 815-40 regarding accounting for warrants and ASC 470-20 regarding accounting for contingent beneficial conversion feature on the convertible debt.  The restatements primarily reflect adjustments to:

•
correct for the overstatement of additional paid in capital and understatement of the warrant liability reported on Form 10-K for the fiscal year ended May 31, 2010 and Forms 10-Q for the periods ended August 31, 2010, November 30, 2010, and February 28, 2011.

•
correct for the understatement of warrant liability income upon the quarterly revaluation of the warrant liability reported on Forms 10-Q for the periods ended August 31, 2010, November 30, 2010, and February 28, 2011.

•
correct for the overstatement in the deferred financing asset and the related interest expense recorded to amortize this asset reported on Form 10-K for the fiscal year ended May 31, 2010 and Forms 10-Q for the periods ended August 31, 2010, November 30, 2010, and February 28, 2011.

•
correct for the understatement in Convertible Debt balance and overstatement of interest expense due to the incorrect recording of the warrants as a debt discount and the related amortization of the debt discount on Form 10-K for the fiscal year ended May 31, 2010 and Forms 10-Q for the periods ended August 31, 2010, November 30, 2010, and February 28, 2011.

The combined impact of the errors on the financial statements are as follows:

Balance Sheets
	Previously Reported	Adjustment	As Restated
For the fiscal year ended May 31, 2010:
-Debt Financing Fees	$62,665	$(62,665)	$-
-Warrant Liability	$-	$658,513	$658,513
-Convertible Debt	$128,198	$146,802	$275,000
-Additional Paid in Capital	$720,842	$(882,955)	$(162,113)
-Accumulated Deficit	$(942,320)	$14,975	$(927,345)

Statement of Operations
	Previously Reported	Adjustment	As Restated
For the fiscal year ended May 31, 2010:
-Interest Expense	(21,154)	14,975	(6,179)
-Net Loss	$(920,954)	$14,975	$(905,979)

NOTE 10 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Impacts on the Quarterly Financial Statements

The Company also restated the quarterly financial statements for each of the quarters in fiscal year 2011 in lieu of separately amending each Form 10-Q for the respective quarters in fiscal year 2011, as follows:

Balance Sheets
	Previously Reported	Adjustment	As Restated
For the fiscal quarter ended August 31, 2010:
-Debt Financing Fees	$51,617	$(51,617)	$-
-Warrant Liability	$-	$1,224,353	$1,224,353
-Convertible Debt	$148,802	$151,198	$300,000
-Additional Paid in Capital	$1,449,023	$(1,849,908)	$(400,885)
-Accumulated Deficit	$(1,491,818)	$422,740	$(1,069,078)

For the fiscal quarter ended November 30, 2010:
-Debt Financing Fees	$34,444	$(34,444)	$-
-Warrant Liability	$-	$759,383	$759,383
-Convertible Debt	$165,511	$134,489	$300,000
-Additional Paid in Capital	$1,449,023)	$1,849,908	$(400,885)
-Accumulated Deficit	$(1,723,850)	$921,590	$(802,260)

For the fiscal quarter ended February 28, 2011:
-Debt Financing Fees	$17,471	$(17,471)	$-
-Warrant Liability	$-	$1,116,197	$1,116,197
-Convertible Debt	$184,098	$115,902	$300,000
-Additional Paid in Capital	$1,448,923	$(1,849,908)	$(400,985)
-Accumulated Deficit	$(1,973,772)	$600,338	$(1,373,434)

Statement of Operations
	Previously Reported	Adjustment	As Restated
For the fiscal quarter ended August 31, 2010:
-Gain/Loss on Warrant Liability	-	379,899	379,899
-Interest Expense	(37,091)	27,866	(9,225)
-Net Loss: 3 months	$(549,498)	$407,765	$(141,733)

For the fiscal quarter ended November 30, 2010:
-Gain/Loss on Warrant Liability	-	464,969	(844,868)
-Interest Expense	(48,122)	33,881	(12,644)
-Net Loss: 3 months	(232,032)	498,850	266,818
-Net Loss: 6 months	(781,530)	(906,615)	125,085

For the fiscal quarter ended February 28, 2011:
-Gain/Loss on Warrant Liability	$-	(356,813)	(356,813)
-Interest Expense	$(48,122)	35,561	(12,561)
-Net Loss: 3 months	$(249,922)	$(321,252)	$(571,174)
-Net Loss: 9 months	$(1,031,452)	$585,363	$(446,089)

None of the accounting changes discussed above had any impact on the Company’s cash position, its cash flows or its future cash requirements.

Laredo Oil, Inc.
(An Exploration Stage Enterprise)
Notes to Financial Statements

NOTE 11 – SUBSEQUENT EVENTS

On June 14, 2011, the Company entered into several agreements with Stranded Oil Resources Corporation (“SORC”) to seek recovery of stranded crude oil from mature, declining oil fields by using the Enhanced Oil Recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”).  Such agreements consist of a License Agreement between the Company and SORC (the “SORC License Agreement”), a License Agreement between the Company and Mark See, the Company’s Chairman and CEO  (the “MS-Company License Agreement”), an Additional Interests Grant Agreement between the Company and SORC, a Management Services Agreement between the Company and SORC, a Finder’s Fee Agreement between the Company and SORC and a Stockholders Agreement among the Company, SORC and Alleghany Capital Corporation, each of which are dated June 14, 2011 (collectively, the “Agreements”).

The Agreements stipulate that the Company and Mark See, Laredo Chairman and CEO, will provide management and expertise through exclusive, perpetual license agreements and a management services agreement with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC net profits as defined in the License Agreement (the “Royalty”) which will range from 17.25% to 19.99%.  Under the License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits shall be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s Board of Directors. Additionally, in the event of a SORC IPO or other defined corporate event, the Company will receive a minimum of 17.25%, but not more than 19.99%, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty.   Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

The Management Services Agreement (“MSA”) provides that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  Mark See will act as the CEO of SORC pursuant to the MSA. He and other members of Company management will spend substantially all of their time and effort in fulfilling the terms of the agreement whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method.  The quarterly management services fee is $122,500 and the monthly management services fee is comprised of the salaries, benefit costs, and FICA taxes for the Key Persons identified in the agreement.  In addition, SORC will reimburse the Company for expenses incurred by the Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether to fund.

It is expected that SORC will be funded solely by Alleghany Capital Corporation, a wholly-owned subsidiary of Alleghany (“Alleghany Capital”), in exchange for issuance by SORC of 12% Cumulative Preferred Stock and common stock to Alleghany Capital.  Prior to Laredo Oil receiving any cash distributions from SORC, all accrued dividends must be paid and preferred shares redeemed.  The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC Board of Directors.

Pursuant to the Additional Interests Grant Agreement, SORC provided  $418,088 to the Company for the sole purpose of paying and retiring in full the Company’s debt obligations.  As of the date of this report, all debt obligations other than monies owed to Alleghany Capital have been repaid.  Further, the exercise price for the warrants issued in connection with the convertible debt was decreased from $2.00 to $0.25 upon approval by the board of directors of the Company.  The change in exercise price was agreed due to the fact additional equity financing as contemplated by the original convertible debt agreement is not expected in the foreseeable future as a result of entering into the SORC agreements. Under the Finder’s Fee Agreement, SORC agreed to fund the Company for amounts payable to Sunrise Securities Corporation (“Sunrise”) for certain finder’s fees relating to Alleghany’s potential investment in SORC, which amounts shall not exceed $1,100,000 in the aggregate.  Under the MS-Company License Agreement, Mark See granted the Company an exclusive license to use certain “Licensed Intellectual Property” (as defined therein) solely for the purpose of including such “Licensed Intellectual Property” in the “Licensed Intellectual Property” which is the subject of the license granted to SORC under the Company License Agreement.  The Stockholders Agreement, which shall not be effective unless and until the Royalty is converted into SORC common stock pursuant to the License Agreement, provides, among other things, that the Company shall have certain registration rights in respect of the SORC common stock it acquires.