Form 10-K/A
period 2011-05-31
Laredo Oil, Inc.
filed 2011-09-27
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

 This Amendment No. 1 to the Annual Report on Form 10-K of Laredo Oil, Inc. (the "Form 10-K/A") for the fiscal year ended May 31, 2011 is being filed to modify the audit report issued by Kyle L. Tingle, CPA, LLC to only opine on the financial statements included in the Form 10-K/A and to include an explanatory paragraph on the correction of a material misstatement in previously issued financial statements.  The Form 10-K/A is also being filed to modify Item 9A Controls and Procedures to change the Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures from effective to not effective due to the finding that internal controls over financial reporting are not effective as concluded in an expanded Management's Report on Internal Control over Financial Reporting.  With the exception of the certification dates, signature page dates, and the changes in Item 9A and the audit  report, the remainder of the original Form 10-K is unchanged, but is reproduced herein to integrate the aforementioned changes into the Annual Report as amended.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of May 31, 2011, our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our principal executive officer and our principal financial officer concluded that the design and operation of our disclosure controls and procedures were not effective at a reasonable assurance level in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decision regarding required disclosure. This conclusion was reached since internal controls over financial reporting, a major component of Disclosure Controls and Procedures, were deemed not effective as described in Management’s Report on Internal Control over Financial Reporting, also included in this section Item 9A. Since internal controls over financial reporting were concluded to be not effective as of May 31, 2011, management concludes that it follows that Disclosure Controls and Procedure, which include internal controls over financial reporting, must be deemed to be not effective as of the same date.

Item 9A.	Controls and Procedures - continued

Management's Report on Internal Control over Financial Reporting

The conclusion that the internal controls over financial reporting are not effective is based on two material weaknesses in our internal control over financial reporting indicated by both the lack of segregation of duties required under the framework issued by COSO and the occurrence of a restatement of the financial statements for the period ended May 31, 2010 and the fiscal quarters of 2011 due to errors in the accounting for warrants and convertible debt. As of May 31, 2011, there were only two employees currently in the organization. It is expected that during 2011, additional employees will be hired and that we will have the ability to remedy this situation and put more stringent control measures in place. Additionally, personnel involved with the preparation and filing of our financial statements conducted extensive research regarding the treatment of financial instruments containing downward price protection in connection with the preparation of the restatement, and the knowledge gained from those efforts should greatly reduce the likelihood of similar future errors in the Company’s financial reporting.

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

LAREDO OIL, INC.
(the "Registrant")

Date: September 27, 2011	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 27, 2011	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 27, 2011	By:	/s/ BRADLEY E. SPARKS
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: September 27, 2011	By:	/s/ DONALD BECKHAM
Donald Beckham
Director

Date: September 27, 2011	By:	/s/ CLAYTON VAN LEVY
Clayton Van Levy
Director

LAREDO OIL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Laredo Oil, Inc.

We have audited the accompanying balance sheets of Laredo Oil, Inc. (An Exploration Stage Enterprise) as of May 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and the period March 31, 2008 (inception) through May 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly,   we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit  also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Oil, Inc. (An Exploration Stage Enterprise) as of May 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and the period March 31, 2008 (inception) through May 31, 2011, in conformity with U.S. generally accepted accounting principles.

As disclosed in Note 10 to the financial statements, the May 31, 2010 financial statements have been restated to correct a material misstatement.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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