Form 10-Q
period 2011-08-31
Laredo Oil, Inc.
filed 2011-10-17
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2011

Commission File Number 333-153168

Laredo Oil, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

111 Congress Avenue; Suite 400
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

52,000,013 shares of common stock issued and outstanding as of October 17, 2011.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2011.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K/A, which was filed with the SEC on September 27, 2011.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of August 31, 2011 and the results of its operations and cash flows for the three month period then ended, have been included.  The results of operations for the three month period ended August 31, 2011 are not necessarily indicative of the results for the full year ending May 31, 2012.

Laredo Oil, Inc.
Balance Sheets

	August 31,	May 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$87,045	$428
Prepaid expenses and other assets	36,017	24,051

TOTAL ASSETS	$123,062	$24,479

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$43,728	84,708
Accrued liabilities	40,132	200,442
Deferred income	40,833	-
Warrant liability	189,328	1,265,595
Notes payable	350,000	425,000
Convertible notes payable	-	300,000

Total Liabilities	664,021	2,275,745

Stockholders’ Equity

Common Stock: $0.0001 par value; 90,000,000 shares authorized; 52,000,013 issued and outstanding	5,200	5,200
Additional paid in capital	5,583,217	(400,984)
Accumulated deficit	(6,129,376)	(1,855,482)
Total Stockholders’(Deficit) Equity	(540,959)	(2,251,266)

TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$123,062	24,479

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2011	August 31, 2010 (restated)

Management service fee revenue	$421,399	$-

Cost of revenue	224,184	-

Gross profit	197,215	-

General, selling and administrative expenses	26,706	173,888
Consulting and professional services	5,077,256	338,519

Operating loss	(4,906,748)	(512,407)

Non-operating income
Warrant liability income	442,027	379,899
Other income	200,000	-
Interest expense	(9,173)	(9,225)

Net loss	$(4,273,894)	$(141,733)

Net loss per share, basic and diluted	$(0.08)	$(0.00)
Weighted average number of common shares outstanding	52,000,013	50,402,187

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2011	August 31, 2010 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,273,894)	$(141,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Common stock issued for services	-	207,067
Issuance of warrants for services	4,931,873	-
Gain on revaluation of warrant liability	(442,027)	(379,899)
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	(11,966)	6,771
Decrease in accounts payable and accrued liabilities	(201,290)	(103,754)
Increase in deferred income	40,833	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	43,529	(411,548)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of notes payable	(75,000)	-
Proceeds from issuance of convertible notes payable	-	25,000
Repayment of convertible notes payable	(300,000)	-
Capital contributions	418,088	-
Issuance of common stock	-	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,088	525,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,617	113,452

CASH AND CASH EQUIVALENTS AT END OF PERIOD	428	157,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,045	$270,457

SUPPLEMENTAL DISCLOSURES:

Interest paid	$43,088	$-

NON-CASH FINANCING ACTIVITIES:

Reclassification of warrant liability to equity	$634,240	$-

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Laredo Oil, Inc. (the “Company”) was in the development stage prior to the three months ended August 31, 2011.  During the three months ended August 31, 2011, the Company exited the development stage due to operating revenues generated by certain agreements.

On June 14, 2011, the Company entered into agreements with Stranded Oil Resources Corporation (“SORC”) to seek recovery of stranded crude oil from mature, declining oil fields by using the Enhanced Oil Recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”).  Such agreements include license agreements, management services agreements, and other agreements (collectively “the Agreements”).

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and CEO, will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement  (the “Management Service Agreement”) with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits. The Management Service Agreement outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the agreement. The quarterly management fee of $122,500 per quarter is paid on the first day of each calendar quarter, and, as such, $40,833 has been recorded as deferred income at August 31, 2011.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the Management Services Agreement.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC Board of Directors.  SORC is the Company’s sole provider of revenue.

SORC also provided $418,088 to the Company which was used for the sole purpose of paying and retiring in full certain of the Company’s debt obligations and accrued interest.  As of August 31, 2011, all debt obligations and accrued interest other than amounts owed to Alleghany Capital have been repaid.   Further, SORC provided $200,000 to the Company to reimburse a portion of the legal fees incurred in connection with the Agreements.  The proceeds used for retiring the debt obligations are recorded in additional paid in capital and reimbursement of legal fees are included in other income.

Liquidity

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of August 31, 2011, has net losses of $4.27 million for the three months ended August 31, 2011. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) providing services and expertise under the Agreements to expand operations so that SORC generates gross profit; and (b) controlling overhead and expenses.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the three months periods ended August 31, 2011 and 2010, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2011
(Unaudited)

NOTE 2 - RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it.  It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company recorded warrant liability income of $442,027 and $379,899 for the three months ended August 31, 2011 and 2010, respectively.

NOTE 4- RELATED PARTY TRANSACTIONS

In both November and December 2009, the Company issued a note payable to Mr. Kenneth Lipson, a shareholder owning over 5% of the Company’s common stock.  In June 2011, $75,000 in notes and $8,026 in accrued interest were repaid using proceeds provided by SORC as disclosed in Note 1.

NOTE 5 - STOCKHOLDERS' (DEFICIT) EQUITY

As of August 31, 2011, the Company has not granted any stock options.

During the three months ended August 31, 2011, the Company issued $4,931,873 in warrants for 5,374,501 shares of common stock with a weighted average exercise price of $0.70 to an investment bank for its role in enabling the transactions with SORC.  In addition, the warrants previously issued to the convertible debt holders were repriced from $2.00 per share to $0.25 per share during the three months ended August 31, 2011.  A $179,515 expense was recorded in warrant liability income as a result of repricing revaluation on June 14, 2011.  All warrants as of August 31, 2011 are exercisable.

On June 14, 2011, as a result of the Agreements disclosed in Note 1, the warrants issued with the convertible notes were reclassified on the balance sheet to equity due to an amendment to the warrant agreement that removed the price protection on the warrants.  The warrants were revalued on June 14, 2011 and $634,240 in warrant liability was reclassified to additional paid in capital.

As discussed in Note 1, $418,088 was recorded as contributions from SORC for proceeds used to pay in full certain debt obligations and accrued interest.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During the three months ended August 31, 2011, the ten convertible notes totaling $300,000 and accrued interest of $35,062 were paid in full using proceeds received from SORC as disclosed in Note 1.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2011
(Unaudited)

NOTE 7 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Company’s management, in connection with their former auditors, determined that FASB Accounting Standards Codification Topic 815-40-15-5, "Derivatives and Hedging - Contracts in Entity's Own Equity" ("ASC 815-40"), should have been applied by the Company in the assessment of the warrants issued to Seaside 88 LP and Sutter Securities Incorporated in July 2010, as well as the warrants issued in connection with the convertible debt entered into during May and June 2010 which would have resulted in the Company classifying and recognizing certain warrants previously issued by the Company as a liability rather than as stockholders' equity.

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

DESCRIPTION OF SIGNIFICANT CONTRACTS WITH STRANDED OIL RESOURCES CORPORATION

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

The Company and Mark See now provide to SORC management services and expertise pursuant to the SORC License Agreement, MS-Company License Agreement and the MSA.  As consideration for the licenses to SORC, the Company will receive an interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”) which will range from 17.25% to 19.49%.  Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits shall be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. Additionally, in the event of a SORC IPO or certain other defined corporate events, the Company will receive a minimum of 17.25%, but not more than 19.49%, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty.   Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

The MSA provides that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  Mark See will act as the CEO of SORC pursuant to the MSA. He and other members of Company management will spend substantially all of their time and effort in fulfilling the terms of the Agreements whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method.  The quarterly management services fee is $122,500 and the monthly management services fee is comprised of the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Agreements.  In addition, SORC will reimburse the Company for expenses incurred by the Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether or not to fund.

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

Pursuant to the Additional Interests Grant Agreement, SORC provided $418,088 to the Company which was used for the sole purpose of paying and retiring in full certain of the Company’s debt obligations and accrued interest.  As of the date of this filing, all debt obligations and accrued interest other than amounts owed to Alleghany Capital have been repaid.  Under the Finder’s Fee Agreement, SORC agreed to provide funding to the Company for amounts payable to an investment bank for certain finder’s fees relating to Alleghany’s investment in SORC, which amounts shall not exceed $1,100,000 in the aggregate.  Under the MS-Company License Agreement, Mark See granted the Company an exclusive license to use certain intellectual property.  The Stockholders Agreement, which shall not be effective unless and until the Royalty is converted into SORC common stock pursuant to the License Agreement, provides, among other things, that the Company shall have certain registration rights with respect to the SORC common stock it acquires.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The UGD method uses conventional mining processes to establish a chamber underneath an existing oil field from where closely spaced wellbores are intended to be drilled up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores.  This method is applicable to mature oil fields that have very specific geological characteristics.  The Company has done extensive research and has identified oil fields within the United States that it believes are qualified for UGD recovery methods.  The Company intends to pursue and recover stranded oil from selected mature fields chosen from this group which may be acquired by SORC in its sole and absolute discretion.  States containing within their boundaries oil fields which are initially being considered for acquisition by SORC include, but are not limited to, New Mexico, West Virginia, Mississippi, Texas, Oklahoma, Arkansas and Montana.

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

RESULTS OF OPERATIONS

As a result of signing the Agreements with SORC, we started receiving payments under the MSA effective June 14, 2011.  As of the date of this report, we are pursuing negotiations for targeted fields on behalf of SORC, but can provide no assurance that we will be successful in our acquisition efforts.

We received our initial license revenue from SORC during the quarter ended August 31, 2011.  Pursuant to the contracts, we received and recorded management service fee revenue totaling $421,399 for the three months ended August 31, 2011.  Direct costs associated with this revenue totaled $224,184 for the three months ended August 31, 2011.

We incurred operating expenses of $5,103,962 and $512,407 for the three months ended August 31, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports, and costs associated with fund raising.  The increase in expenses for the three months ended August 31, 2011 as compared to the same period in 2010 is primarily attributable to the costs of closing the Allegany transaction, as well as hiring new employees.

Additionally, for the quarters ended August 31, 2011 and 2010, the Company experienced gains on changes of value of the warrant liability of $442,027 and $379,899, respectively, due to decreases in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.  During the three months ended August 31, 2011, the Company fixed the price of the warrants issued in connection with the $300,000 Convertible Notes to $0.25 per share and removed the price protection originally included with the warrants.  Removal of the price protection feature resulted in reclassifying the warrant liability to additional paid in capital.  However, Company losses will continue to be affected by changes of value of the warrant liability associated with the warrants which contain price-protection provisions.  Those warrants will be outstanding until they are either exercised or expire in July 2015.

Beginning on June 14, 2011, the Company began its operations in accordance with the Agreements with SORC.  As of the filing of this report, the Company has presented opportunities for suitable fields to the SORC board of directors. Negotiations with selected field owners are ongoing and contractors necessary to assist the Company in identifying and acquiring oil properties have been retained by SORC.  Three new employees have been hired, two based in the new Colorado office and one additional person based in the Austin, Texas headquarters office.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY & CAPITAL RESOURCES

Due to the nature of the SORC transaction, the Company forecasts that it will need no additional funding in order to execute its agreements with SORC.  In accordance with the SORC license and management services agreements, the Company believes that it will receive sufficient working capital necessary to meet its obligations under the Agreements.  The Company will provide the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded solely by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% cumulative preferred stock and common stock in amounts to be determined.   Prior to the Company receiving any royalty cash distributions from SORC, all preferred share accrued dividends must be paid and preferred shares redeemed.  The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC board of directors.

Our cash and cash equivalents at August 31, 2011 and 2010 was $87,045 and $270,457, respectively.  For the three months ended August 31, 2011, the Company received $1,088,113 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of the Company's debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital.

The Company has no significant operating history as of August 31, 2011, has net losses of $4.27 million for the three months ended August 31, 2011. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) providing services and expertise under the Agreements to expand operations so that SORC generates gross profit; and (b) controlling overhead and expenses.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to revaluation of warrants as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to valuation of warrants.

These estimates and assumptions are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

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

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties.  Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls.  This lack of segregation of duties leads management to conclude that the Company’s disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that the Company files under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

10.1
Amended and Restated Form of Warrant to Purchase Stock of Laredo Oil, Inc. (amending Form of Warrant to Purchase Stock of Laredo Oil, Inc. included as Exhibit 10.2 in our Current Report on Form 8-K filed June 9, 2010).

10.2	Amended and Restated Form of Common Stock Purchase Warrant (amending Form of Common Stock Purchase Warrant included as Exhibit 10.7 in our Current Report on Form 8-K filed June 20, 2011).

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: October 17, 2011	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 17, 2011	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director