Form 10-Q/A
period 2011-08-31
Laredo Oil, Inc.
filed 2011-10-28
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q /A
Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the
Exchange Act.

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Laredo Oil, Inc.’s Quarterly Report on Form 10-Q for the period ended August 31, 2011, filed with the Securities and Exchange Commission on October 17, 2011, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Accordingly, we have checked “Yes” as to whether registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

10.1
Amended and Restated Form of Warrant to Purchase Stock of Laredo Oil, Inc. (amending Form of Warrant to Purchase Stock of Laredo Oil, Inc. included as Exhibit 10.2 in our Current Report on Form 8-K filed June 9, 2010) included as Exhibit 10.1 in our 10-Q filed October 17, 2011 and incorporated herein by reference.

10.2
Amended and Restated Form of Common Stock Purchase Warrant (amending Form of Common Stock Purchase Warrant included as Exhibit 10.7 in our Current Report on Form 8-K filed June 20, 2011) included as Exhibit 10.1 in our 10-Q filed October 17, 2011 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: October 28 , 2011	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 28 , 2011	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director