Form 10-Q
period 2011-11-30
Laredo Oil, Inc.
filed 2012-01-13
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2011

Commission File Number 333-153168

Laredo Oil, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

111 Congress Avenue, Suite 400
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

53,000,013 shares of common stock issued and outstanding as of January 13, 2012.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2011.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K/A, which was filed with the SEC on September 27, 2011.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of November 30, 2011 and the results of its operations and cash flows for the three and six month periods then ended, have been included.  The results of operations for the three and six month periods ended November 30, 2011 are not necessarily indicative of the results for the full year ending May 31, 2012.

Laredo Oil, Inc.
Balance Sheets

	November 30,	May 31,
	2011	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$96,838	$428
Prepaid expenses and other assets	23,951	24,051

TOTAL ASSETS	$120,789	$24,479

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$17,727	84,708
Accrued liabilities	55,394	200,442
Deferred management fee revenue	40,833	-
Warrant liability	149,491	1,265,595
Notes payable	-	425,000
Convertible notes payable	-	300,000

Total Current Liabilities	263,445	2,275,745

Long term notes payable	350,000	-

Total Liabilities	613,445	2,275,745

Stockholders’ (Deficit) Equity

Preferred Stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock: $0.0001 par value; 90,000,000 shares authorized; 52,000,013 issued and outstanding	5,200	5,200
Additional paid in capital	5,583,217	(400,984)
Accumulated deficit	(6,081,073)	(1,855,482)
Total Stockholders’ (Deficit) Equity	(492,656)	(2,251,266)

TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$120,789	24,479

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2011	November 30, 2010 (restated)	November 30, 2011	November 30, 2010 (restated)

Management fee revenue	$381,360	$-	$802,759	$-

Direct costs	289,311	-	513,495	-

Gross profit	92,049	-	289,264	-

General, selling and administrative expenses	24,372	155,802	51,079	329,690
Consulting and professional services	53,947	33,463	5,131,203	371,982

Operating income (loss)	13,730	(189,265)	(4,893,018)	(701,672)

Non-operating income (expense)
Gain on revaluation of warrant liability	39,837	464,969	481,864	844,868
Other income	-	-	200,000	-
Interest expense	(5,264)	(8,886)	(14,437)	(18,111)

Net income (loss)	$48,303	$266,818	$(4,225,591)	$125,085

Net income (loss) per share, basic and diluted	$0.00	$0.01	$(0.08)	$0.00
Weighted average number of common shares outstanding	52,000,013	51,000,013	52,000,013	50,699,467

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2011	November 30, 2010 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,225,591)	$125,085
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Common stock issued for services	-	207,067
Issuance of warrants for services	4,931,873	-
Gain on revaluation of warrant liability	(481,864)	(844,867)
Changes in operating assets and liabilities
Decrease in prepaid expenses	100	20,012
Decrease in accounts payable and accrued liabilities	(212,029)	(152,553)
Increase in deferred management fee revenue	40,833	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	53,322	(645,256)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of notes payable	(75,000)	-
Proceeds from issuance of convertible notes payable	-	25,000
Proceeds from issuance of notes payable	-	150,000
Repayment of convertible notes payable	(300,000)	-
Capital contributions	418,088	-
Issuance of common stock	-	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,088	675,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	96,410	29,744

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	428	157,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,838	$186,749

SUPPLEMENTAL DISCLOSURES:

Interest paid	$43,088	$-

NON-CASH FINANCING ACTIVITIES:

Reclassification of warrant liability to equity	$634,240	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Laredo Oil, Inc. (the “Company”) was in the development stage prior to fiscal year 2012.  During the first quarter of fiscal year 2012, the Company exited the development stage due to operating revenues generated by certain agreements.

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and CEO, will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement  (the “Management Service Agreement”) with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits. The Management Service Agreement outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the agreement. The quarterly management fee of $122,500 per quarter is paid on the first day of each calendar quarter, and, as such, $40,833 has been recorded as deferred management fee revenue at November 30, 2011.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the Management Services Agreement.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC Board of Directors.  SORC is the Company’s sole provider of revenue.

SORC also provided $418,088 to the Company which was used for the sole purpose of paying and retiring in full certain of the Company’s debt obligations and accrued interest.  During the first quarter of fiscal year 2012, all debt obligations and accrued interest other than amounts owed to Alleghany Capital have been repaid.   Further, SORC provided $200,000 to the Company to reimburse a portion of the legal fees incurred in connection with the Agreements.  The proceeds used for retiring the debt obligations are recorded in additional paid in capital and reimbursement of legal fees are included in other income.

Liquidity

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of November 30, 2011, and has a net loss of approximately $4.2 million for the six months ended November 30, 2011. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) providing services and expertise under the Agreements to expand operations; and (b) controlling overhead and expenses.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the six month period ended November 30, 2011, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 - RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it.  It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company recorded a gain on revaluation of warrant liability of $481,864 and $844,868 for the six months ended November 30, 2011 and 2010, respectively.

NOTE 4- RELATED PARTY TRANSACTIONS

In both November and December 2009, the Company issued a note payable to Mr. Kenneth Lipson, a shareholder owning over 5% of the Company’s common stock.  In June 2011, $75,000 in notes and $8,026 in accrued interest were repaid using proceeds provided by SORC as disclosed in Note 1.

NOTE 5 - STOCKHOLDERS' (DEFICIT) EQUITY

On November 29, 2011, the Company granted 2.6 million stock options to employees with an exercise price of $0.20 per share, the fair market value on the date of grant.

During the first quarter of fiscal year 2012, the Company issued warrants for 5,374,501 shares of common stock with a weighted average exercise price of $0.70 to an investment bank for its role in enabling the transactions with SORC.  These warrants were valued at $4,931,873 under the Black Scholes valuation method with the following assumptions:  risk free interest rate of 1.7%, volatility of 157%, expected term of 5 years and dividend rate of 0%.  In addition, the warrants previously issued to the convertible debt holders were repriced from $2.00 per share to $0.25 per share during June 2011.  A $179,515 expense was recorded in gain on revaluation of warrant liability as a result of repricing revaluation on June 14, 2011.  All warrants are exercisable as of November 2011.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE

During June and July 2011, the ten convertible notes totaling $300,000 and accrued interest of $35,062 were paid in full using proceeds received from SORC as disclosed in Note 1.

NOTE 7 – LONG TERM NOTES PAYABLE

In November 2011, the Company and Alleghany Capital Corporation agreed to extend the maturity dates of the aggregate $350,000 Senior Promissory Notes Payable to December 31, 2013.

NOTE 8 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

•
correct for the understatement of the gain on revaluation of warrant liability upon the quarterly revaluation of the warrant liability reported on Forms 10-Q for the periods ended August 31, 2010, November 30, 2010, and February 28, 2011.

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

 NOTE 9 – SUBSEQUENT EVENTS

On January 3, 2012, Laredo Oil granted a total of 1 million shares of restricted stock to its two independent board members.  The shares vest in equal increments on March 1st of each year through March 1, 2014.

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

The MSA provides that the Company furnishes the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  Mark See acts as the CEO of SORC pursuant to the MSA. He and other members of Company management are required to spend substantially all of their time and effort in fulfilling the terms of the Agreements whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method.  The quarterly management services fee is $122,500 and the monthly management services fee is comprised of the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Agreements.  In addition, SORC reimburses the Company for expenses incurred by the Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether or not to fund.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

Since entering into the Agreements with SORC, the Company primarily is a management services company managing both the acquisition of mature oil fields and the recovery of stranded oil from those fields employing the UGD enhanced oil recovery method for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.

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

As of the filing of this report, the Company is fully staffed and engaged in the process of identifying, analyzing, valuing and conducting negotiations to acquire oil fields within the United States.  Numerous expressions of interest have been extended to purchase all or parts of several target reservoirs, and negotiations regarding many of them are ongoing.  When an expression of interest is accepted, due diligence begins regarding titles of ownership, any environmental or other liabilities regarding the property, as well as other legal matters.  As many of the target field leases we are pursuing are owned by private companies or by numerous owners, negotiations can often be complex and tedious.

As a result of signing the Agreements with SORC, we started receiving payments under the MSA effective June 14, 2011 and received and recorded management fee revenue totaling $381,360 and $802,759, respectively, for the three and six months ended November 30, 2011.  Direct costs associated with these revenues totaled $289,311 and $513,495 for the three and six month periods ended November 30, 2011.

During the three months ended November 30, 2011 and 2010, respectively we incurred operating expenses of $78,319 and $189,265. The expenses for the three month period ended November 30, 2010 primarily consist of payroll and related costs, whereas the similar costs incurred during the same period in 2011 are classified as direct costs.  The remaining expenses consisting of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports have increased slightly for the quarter ended November 30, 2011 as compared to the similar quarter in the prior year.  This increase is primarily due to an increase in rent and insurance due to the expansion of our operations.

We incurred operating expenses of $5,182,282 and $701,672 for the six months ended November 30, 2011 and 2010, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports, and costs associated with fund raising.  The increase in expenses for the six months ended November 30, 2011 as compared to the same period in 2010 is primarily attributable to the costs of closing the Allegany transaction.

Additionally, for the three and six months ended November 30, 2011 and 2010, the Company experienced gains on revaluation of the warrant liability of $39,837 and $481,864, and $464,969 and $844,868, respectively, due to decreases in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

During June 2011, the Company fixed the price of the warrants issued in connection with the $300,000 Convertible Notes to $0.25 per share and removed the price protection originally included with the warrants.  Removal of the price protection feature associated with the warrants issued in connection with the convertible debt resulted in reclassification of approximately $635,000 of the associated warrant liability to additional paid in capital.  However, the Company’s operating income (loss) will continue to be affected by changes of value of the warrant liability associated with the remaining Sutter and Seaside warrants which contain price-protection provisions.  Those warrants will be outstanding until they are either exercised or expire in July 2015.

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

Our cash and cash equivalents at November 30, 2011 was $96,838.  For the three and six months ended November 30, 2011, the Company received $410,725 and $1,498,838 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of the Company's debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital with a maturity date of December 31, 2013.

The Company has no significant operating history as of November 30, 2011, and had net losses of approximately $4.2 million for the six months ended November 30, 2011. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

ITEM 4.  [REMOVED AND RESERVED.]

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

LAREDO OIL, INC.

(Registrant)

Date: January 13, 2012	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 13, 2012	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director