Form 10-Q
period 2012-02-29
Laredo Oil, Inc.
filed 2012-04-13
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2012

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

53,000,013 shares of common stock issued and outstanding as of April 13, 2012.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2011.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K/A, which was filed with the SEC on September 27, 2011.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of February 29, 2012 and the results of its operations and cash flows for the three and nine month periods then ended, have been included.  The results of operations for the three and nine month periods ended February 29, 2012 are not necessarily indicative of the results for the full year ending May 31, 2012.

Laredo Oil, Inc.
Balance Sheets

	February 29,	May 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$134,898	$428
Prepaid expenses and other assets	21,384	24,051

TOTAL ASSETS	$156,282	$24,479

LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	$16,055	$84,708
Accrued liabilities	71,655	200,442
Deferred management fee revenue	40,833	-
Warrant liability	27,514	1,265,595
Notes payable	-	75,000
Convertible notes payable	-	300,000

Total Current Liabilities	156,057	1,925,745

Long Term Notes Payable	350,000	350,000

Total Liabilities	506,057	2,275,745

Stockholders’ (Deficit) Equity

Preferred Stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common Stock: $0.0001 par value; 90,000,000 shares authorized; 53,000,013 and 52,000,013 issued and outstanding, respectively	5,300	5,200
Additional paid in capital	5,651,674	(400,984)
Accumulated deficit	(6,006,749)	(1,855,482)
Total Stockholders’ (Deficit) Equity	(349,775)	(2,251,266)

TOTAL LIABILITIES & STOCKHOLDERS’ (DEFICIT) EQUITY	$156,282	$24,479

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 29, 2012	February 28, 2011 (restated)	February 29, 2012	February 28, 2011 (restated)

Management fee revenue	$388,884	$-	$1,191,643	$-

Direct costs	302,934	-	816,429	-

Gross profit	85,950	-	375,214	-

General, selling and administrative expenses	61,466	180,473	112,545	510,163
Consulting and professional services	66,805	21,244	5,198,008	393,226

Operating loss	(42,321)	(201,717)	(4,935,339)	(903,389)

Non-operating income (expense)
(Loss) gain on revaluation of warrant liability	121,977	(356,813)	603,841	488,055
Other income	-	-	200,000	-
Interest expense	(5,332)	(12,644)	(19,769)	(30,755)

Net income (loss)	$74,324	$(571,174)	$(4,151,267)	$(446,089)

Net income (loss) per share, basic and diluted	$0.00	$(0.01)	$(0.08)	$(0.01)
Weighted average number of common shares outstanding	52,626,387	51,366,680	52,208,042	50,919,427

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 29, 2012	February 28, 2011 (restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,151,267)	$(446,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock issued for services	26,667	207,067
Warrants issued for services	4,931,873	-
Share based compensation	41,890	-
Gain on revaluation of warrant liability	(603,841)	(488,055)
Changes in operating assets and liabilities
Decrease in prepaid expenses	2,667	21,931
Decrease in accounts payable and accrued liabilities	(197,440)	(132,343)
Increase in deferred management fee revenue	40,833	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	91,382	(837,489)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of notes payable	(75,000)	-
Proceeds from issuance of convertible notes payable	-	25,000
Proceeds from issuance of notes payable	-	250,000
Repayment of convertible notes payable	(300,000)	-
Capital contributions	418,088	-
Issuance of common stock	-	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,088	775,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	134,470	(62,489)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	428	157,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,898	$94,516

SUPPLEMENTAL DISCLOSURES:

Interest paid	$43,323	$-

NON-CASH FINANCING ACTIVITIES:

Reclassification of warrant liability to equity	$634,240	$-

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
February 29, 2012
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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and CEO, will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement  (the “Management Service Agreement”) with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits. The Management Service Agreement outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Management Services Agreement. The quarterly management fee of $122,500 per quarter is paid on the first day of each calendar quarter, and, as such, $40,833 has been recorded as deferred management fee revenue at February 29, 2012.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the Management Services Agreement.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

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

Liquidity

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of February 29, 2012, and has a net loss of approximately $4.2 million for the nine months ended February 29, 2012. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Basic and Diluted Loss per Share

The Company’s basic earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the nine month period ended February 29, 2012, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

Laredo Oil, Inc.
Notes to Financial Statements
February 29, 2012
(Unaudited)

NOTE 2 - RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it.  It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company recorded a gain on revaluation of warrant liability of $603,841 and  $488,055 for the nine months ended February 29, 2012 and February 28, 2011, respectively.

NOTE 4- RELATED PARTY TRANSACTIONS

In both November and December 2009, the Company issued a note payable to Mr. Kenneth Lipson, a shareholder owning over 5% of the Company’s common stock.  In June 2011, $75,000 in notes and $8,026 in accrued interest were repaid using proceeds provided by SORC as disclosed in Note 1.

NOTE 5 - STOCKHOLDERS' (DEFICIT) EQUITY

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011
Share-based compensation:
General, selling and administrative expenses	$41,890	$-	$41,890	$-
Consulting and professional services	26,667	-	26,667	-
	68,557	-	68,557	-

Share-based compensation by type of award:
Stock options	41,890	-	41,890	-
Restricted stock	26,667	-	26,667	-
	$68,557	$-	$68,557	$-

Stock Options

On November 29, 2011, the Company granted 2.6 million stock options to employees with an exercise price of $0.20 per share, the fair market value on the date of grant.  No stock options were granted in the third quarter of fiscal 2011.  The grant date fair values of employee stock option grants, as well as the assumptions used in calculating these values for the first nine months of fiscal 2012, were based on estimates at the date of grant as follows:

Nine Months Ended
February 29, 2012
Option life (in years)	7.0 years
Risk-free interest rate	2.19%
Stock price volatility	158.6%
Weighted-average grant date fair value	$0.19

Restricted Stock

On January 3, 2012, Laredo Oil granted a total of 1 million shares of restricted stock to its two independent board members.  The shares vest in equal increments on March 1st of each year through March 1, 2014.

Laredo Oil, Inc.
Notes to Financial Statements
February 29, 2012
(Unaudited)

NOTE 5 - STOCKHOLDERS' (DEFICIT) EQUITY - continued

The fair value of the restricted stock granted is the intrinsic value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair values of restricted stock granted during the third quarter and first nine months of fiscal 2012 was $0.08.   No restricted stock was granted during the third quarter and the first nine months of fiscal 2011.

Warrants

During the first quarter of fiscal year 2012, the Company issued warrants for 5,374,501 shares of common stock with a weighted average exercise price of $0.70 to an investment bank for its role in enabling the transactions with SORC.  These warrants were valued at $4,931,873 under the Black Scholes valuation method with the following assumptions:  risk free interest rate of 1.7%, volatility of 157%, expected term of 5 years and dividend rate of 0%.  In addition, the warrants previously issued to the convertible debt holders were repriced from $2.00 per share to $0.25 per share during June 2011.  A $179,515 expense was recorded in gain on revaluation of warrant liability as a result of repricing revaluation on June 14, 2011.  All outstanding warrants are currently exercisable.

On June 14, 2011, as a result of the Agreements disclosed in Note 1, the warrants issued with the convertible notes were reclassified on the balance sheet to equity due to an amendment to the warrant agreement that removed the price protection on the warrants.  The warrants were revalued on June 14, 2011 and $634,240 in warrant liability was reclassified to additional paid in capital.

Contributions

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

Laredo Oil, Inc.
Notes to Financial Statements
February 29, 2012
(Unaudited)

NOTE 8 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

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

When SORC acquires a targeted oil field, it will continue to operate the producing field and expects to generate revenue and profit from doing so. Shortly after target acquisition, coring will occur followed by one or more test wells to confirm that the property is suitable for UGD development.  After confirmation, UGD drilling will commence.  Once development of the underground chamber and the UGD method is prepared for operation, the conventional wells will be capped after UGD production has begun.  The effect of such operations should result in minimal disruption of oil production from the SORC field investments.

As of the filing of this report, the Company is fully staffed and engaged in the process of identifying, analyzing, valuing and conducting negotiations in connection with SORC’s proposed acquisition of oil fields within the United States.  Several parcels of property and mineral rights for other parcels have been acquired by SORC, and coring has commenced.  Numerous expressions of interest have been extended by SORC to purchase all or parts of several target reservoirs, and negotiations regarding many of them are ongoing.  When an expression of interest is accepted, due diligence begins regarding titles of ownership, any environmental or other liabilities regarding the property, as well as other legal matters which can take weeks or months to satisfactorily complete.   As many of the target field leases we are pursuing for SORC are owned by private companies or by numerous owners, negotiations can often be complex and time-consuming.

As a result of signing the Agreements with SORC, we started receiving payments under the MSA effective June 14, 2011, and received and recorded management fee revenue totaling $388,884 and $1,191,643, respectively, for the three and nine months ended February 29, 2012.  Direct costs associated with these revenues totaled $302,934 and $816,429 for the three and nine month periods ended February 29, 2012.

During the three months ended February 29, 2012 and February 28, 2011, respectively, we incurred operating expenses of $128,271 and $201,717. The expenses for the three month period ended February 28, 2011 primarily consist of payroll and related costs, whereas the similar costs incurred during the same period in 2012 are classified as direct costs as a result of signing the Agreements with SORC.  The remaining expenses consisting of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports have increased slightly for the quarter ended February 29, 2012 as compared to the similar quarter in the prior year.  This increase is primarily due to the reclassification of payroll and related costs, as well as an increase in rent and insurance due to the expansion of our operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

We incurred operating expenses of $5,310,553 and $903,389 for the nine months ended February 29, 2012 and February 28, 2011, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports, and costs associated with fund raising.  The increase in expenses for the nine months ended February 29, 2012 as compared to the same period in 2011 is primarily attributable to the costs of closing the Alleghany transaction.

Additionally, for the three months ended February 29, 2012 and February 28, 2011, the Company experienced a gain on revaluation of the warrant liability of $121,977 and a loss on revaluation of the warrant liability of $356,813, respectively, due to a decrease or increase in the common stock price in the respective periods.  Further, for the nine months ended February 29, 2012 and February 28, 2011, the Company experienced gains on revaluation of the warrant liability of $603,841, and $488,055, respectively, due to decreases in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

During June 2011, the Company fixed the price of the warrants issued in connection with the $300,000 Convertible Notes to $0.25 per share and removed the price protection originally included with the warrants.  Removal of the price protection feature associated with the warrants issued in connection with the convertible debt resulted in reclassification of $634,240 of the associated warrant liability to additional paid in capital.  However, the Company’s operating income (loss) will continue to be affected by changes of value of the warrant liability associated with the remaining Sutter and Seaside warrants which contain price-protection provisions.  Those warrants will be outstanding until they are either exercised or expire in July 2015.

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

Our cash and cash equivalents at February 29, 2012 was $134,898.  For the three and nine months ended February 29, 2012, the Company received $405,381 and $1,904,219 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of the Company's debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital with a maturity date of December 31, 2013.

The Company has no significant operating history as of February 29, 2012, and had net losses of approximately $4.2 million for the nine months ended February 29, 2012. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

LAREDO OIL, INC.

(Registrant)

Date: April 13, 2012	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 13, 2012	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director