Form 10-K
period 2012-05-31
Laredo Oil, Inc.
filed 2012-08-29
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's outstanding shares of voting common stock held by non-affiliates based on the closing price of these shares on November 30, 2011 of $0.25 per share as reported on the OTC Bulletin Board, was $4.52 million.  That date was the last business day of the most recently completed second fiscal quarter.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 29, 2012, the registrant had 53,500,013 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

 ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2012 ON FORM 10-K

PART I

Item 1.	Business

Summary

Laredo Oil, Inc. (“the Company”) is engaged as a management services company managing both the acquisition of mature oil fields and the recovery of stranded oil from those fields using Enhanced Oil Recovery (“EOR”) methods pursuant to its agreement with Stranded Oil Resources Corporation (“SORC”), an indirect, wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties.  After a change in control in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil using enhanced oil recovery methods.  The Company was unable to raise the capital required to purchase any suitable oil fields.  On June 14, 2011, the Company entered into several agreements with SORC to seek recovery of stranded crude oil from mature, declining oil fields by using the EOR method known as Underground Gravity Drainage (“UGD”).  Such agreements consist of a License Agreement between the Company and SORC (the “SORC License Agreement”), a License Agreement between the Company and Mark See, the Company’s Chairman and CEO  (the “MS-Company License Agreement”), an Additional Interests Grant Agreement between the Company and SORC, a Management Services Agreement between the Company and SORC (the “MSA”), a Finder’s Fee Agreement between the Company and SORC, and a Stockholders Agreement among the Company, SORC and Alleghany Capital Corporation, each of which are dated June 14, 2011 (collectively, the “Agreements”).

The Company and Mark See provide SORC with management services and expertise pursuant to the SORC License Agreement, the MS-Company License Agreement and the MSA.  As consideration for the licenses to SORC, the Company receives an interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”) which will range from 17.25% to 19.49%.  Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits shall be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s Board of Directors. Additionally, in the event of a SORC IPO or certain other defined corporate events, the Company will receive a minimum of 17.25%, but not more than 19.49%, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty.   Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

The MSA requires that the Company provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  Mark See acts as the CEO of SORC pursuant to the MSA. He and other employees of the Company spend substantially all of their time and effort in fulfilling the terms of the Agreements whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method.  The quarterly management services fee is $122,500 and the monthly management services fee is comprised of the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Agreements.  In addition, SORC reimburses the Company for expenses incurred by the Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether to fund.

SORC is funded solely by Alleghany Capital Corporation, a wholly-owned subsidiary of Alleghany (“Alleghany Capital”), in exchange for issuance by SORC of 12% Cumulative Preferred Stock and common stock.   Prior to the Company receiving any cash distributions from SORC, all accrued dividends must be paid and preferred shares redeemed.  The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC Board of Directors.  To date, SORC has received over $13.1 million in funding from Alleghany Capital.

Pursuant to the Additional Interests Grant Agreement, SORC provided $418,088 to the Company which was used for the sole purpose of paying and retiring the Company’s non-Alleghany debt obligations.  As of the date of this report, all debt obligations other than monies owed to Alleghany Capital have been repaid.  Under the Finder’s Fee Agreement, SORC agreed to provide funding to the Company for amounts payable to Sunrise Securities Corporation (“Sunrise”) for certain finder’s fees relating to Alleghany’s investment in SORC, which amounts shall not exceed $1,100,000 in the aggregate.  As of May 31, 2012 the Company had accrued or paid Sunrise approximately $170,000 in fees.  Under the MS-Company License Agreement, Mark See granted the Company an exclusive license to use certain intellectual property.  The Stockholders Agreement, which shall not be effective unless and until the Royalty is converted into SORC common stock pursuant to the License Agreement, provides, among other things, that the Company shall have certain registration rights with respect to the SORC common stock it acquires.

Item 1.	Business – continued

Effective June 29, 2012, the Company’s Board of Directors approved a Laredo/SORC Management Retention Plan (“Laredo/SORC Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the portion of the Royalty that was set aside for a long-term incentive plan for the Company’s employees in accordance with the Agreements.  In accordance with the terms of the Laredo/SORC Royalty Plan, a new special purpose entity named Laredo/SORC Incentive Plan Royalty LLC was formed on July 3, 2012.  No grants under the Laredo/SORC Royalty Plan have been made as of August 29, 2012.

The UGD method uses conventional mining processes to establish a chamber underneath an existing oil field from where closely spaced wellbores are intended to be drilled up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores.  This method is applicable to mature oil fields that have very specific geological characteristics.  The Company has done extensive research and has identified oil fields within the United States that it believes qualify for UGD recovery methods.  The Company intends to pursue and recover stranded oil from selected mature fields chosen from this group which may be acquired by SORC in its sole and absolute discretion.

We believe the costs of implementing the UGD method are significantly lower than those presently experienced by commonly used EOR methods.  We also estimate that we can materially increase the field oil production rate from prior periods and, in some cases, recover amounts of oil equal to or greater than amounts previously recovered from the mature fields selected.

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

Dependence on One or a Few Major Customers

The Company is dependent upon maintaining the Agreements with SORC and Alleghany Capital for its funding and for access to SORC’s net profits as defined in the Agreements.

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

Operations that the Company will manage for SORC are subject to hazards and risks inherent in drilling for and producing and transporting oil, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to SORC properties and those of others. The Company maintains insurance against some but not all of the risks described above.  In particular, the insurance we maintain does not cover claims relating to failure of title to oil leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. The occurrence of an event that is not covered, or not fully covered by insurance which we maintain or which SORC may acquire, could have a material adverse effect on our Royalty in the period such event may occur.

Governmental Regulation

Oil and natural gas exploration, production, transportation and marketing activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including but not limited to the Federal Energy Regulatory Commission (“FERC”), the Environmental Protection Agency (“EPA”), the Bureau of Land Management (“BLM”), the Texas Commission on Environmental Quality (“TCEQ”), the Texas Railroad Commission (“TRRC”), the Oklahoma Corporation Commission (“OCC”), the Montana Board of Oil and Gas Conservation (“MBOGC”), the Kansas Corporation Commission (“KCC”) and similar type commissions within these states and of the other states in which it plans to do business. Failure to comply with such laws, rules and regulations can result in substantial penalties, including the delay or stopping of our operations. The legislative and regulatory burden on the oil industry increases our cost of doing business and affects our Royalty.

Item 1.	Business – continued

The states of Texas, Oklahoma, Arkansas, Montana, Kansas and most other states, as well as the federal government when operating on federal or Indian lands, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil. These governmental authorities also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells.  All of these matters could affect our Royalty interest.

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

The permits that are required for oil and gas operations are subject to revocation, modification and renewal by issuing authorities.

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

Physical Impacts of Climate Change on our Costs and Operations. There has been public discussion that climate change may be associated with extreme weather conditions such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Extreme weather conditions may increase our costs, and damage resulting from extreme weather may not be fully insured. However, the extent to which climate change may lead to increased storm or weather hazards affecting SORC’s future operations is difficult to identify at this time.

Item 1.	Business – continued

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

Facilities

Our principal executive office is located in Austin, Texas, at 111 Congress Avenue, Suite 400, Austin, Texas 78701.  The Company has a second office located in Golden, Colorado which was opened in July 2011, and a third office located in Bigfork, Montana which was opened in June 2012.

Employees

As of May 31, 2012, we had 6 full-time employees and two independent directors.  As of the date of this filing, we had six full-time employees and three independent directors.

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

We currently do not own any material physical property or own any real property.  Physical property consists of office equipment and furniture, and offices are rented on an annual basis.

Item 3.	Legal Proceedings

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

As of May 31, 2012, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock currently is quoted on the OTCBB which is not recognized as a stock exchange for SEC reporting purposes.  Since the Company began trading November 5, 2009 on the OTCBB, there has been a limited trading market for the Company's common stock.  The following table presents the range of high and low bid information for the common equity for each full quarterly period within the two most recent fiscal years.

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2011—Aug 2011	Fiscal Q2: Sep 2011—Nov 2011	Fiscal Q3: Dec 2011—Feb 2012	Fiscal Q4: Mar 2012 – May 2012
High Bid	1.10	0.28	0.19	0.22
Low Bid	0.26	0.17	0.05	0.06

	Fiscal Q1: Jun 2010—Aug 2010	Fiscal Q2: Sep 2010—Nov 2010	Fiscal Q3: Dec 2010—Feb 2011	Fiscal Q4: Mar 2011– May 2011
High Bid	1.20	0.70	1.10	1.75
Low Bid	0.32	0.31	0.31	0.65

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Securities and Exchange Commission ("SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:  (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions;  (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.  The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with:  (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules.  Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders

As of August 29, 2012 the Company had 53,500,013 shares of common stock issued and outstanding estimated to be held by more than 300 record holders which include holders who own units through their brokers "in street name".  Additionally, the Company had outstanding warrants to purchase 1,745,000 shares of stock at an exercise price equal to $0.25 per share, and outstanding warrants to purchase 5,374,501 shares of stock at an exercise price equal to $0.70 per share. The Company has also issued options to purchase 3,010,000 shares of common stock at $0.20 per share and 3,000,000 shares of common stock at $2.00 per share.  If shares underlying all outstanding warrants and both vested and unvested options were issued, the fully diluted number of shares outstanding would be 66,629,514 shares.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - continued

Dividends

Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends before royalties defined in the Agreements are paid to the Company by SORC, and there can be no assurance provided that royalties will be received, and if received, that such royalties will be in sufficient amounts to warrant payment of a dividend.

Securities authorized for issuance under equity compensation plans

The following table provides information as of the end of the most recently completed fiscal year concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	6,010,000	1.10	2,990,000 (2)
Equity compensation plans not approved by security holders	7,119,501 (3)(4)	0.59	N/A
Total	13,129,501	0.82	2,990,000

1)
Effective November 6, 2011, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to approve the Company’s 2011 Equity Incentive Plan (the “Plan”).  Stockholders owning an aggregate of 31,096,676 shares, or 59.8% of the issued and outstanding Common Stock of the Company, approved the matter.  The Plan and corresponding agreements are exhibits to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 8, 2011.  The Plan reserved 10,000,000 shares of common stock for issuance to eligible recipients.

2)
During fiscal year 2012, we issued 500,000 restricted shares to each of our two independent directors for a total of one million shares.  Since the shares were issued, they are not reflected in this column.  In addition, we granted options to purchase 6,010,000 shares of common stock to employees during fiscal year 2012.  The restricted stock and options were issued under the 2011 Equity Incentive Plan for directors and employees.

3)
Associated with the Alleghany transaction, and as payment for arranging the transaction between the Company and SORC, Laredo agreed to issue Sunrise Securities Corporation warrants equal to 10% of the total issued and outstanding fully diluted number of shares of common stock of the Company.  In September 2011, Laredo issued warrants to purchase 5,374,501 shares of common stock at an exercise price of $0.70 per share to two Sunrise Securities Corporation members to satisfy the finders’ fee obligation associated with the Alleghany transaction.  The warrants will expire June 14, 2021.

4)
In fiscal years 2010 and 2011, warrants for 770,000 shares of common stock were issued as part of a convertible debt offering and in fiscal year 2011, warrants for 975,000 shares of common stock were issued as part of a Stock Purchase Agreement with Seaside 88, LP and Sutter Securities Incorporated for the private placement of 2,000,000 shares of common stock.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is a management services company managing both the acquisition of mature oil fields and the recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.  See “Item 1. Business” for a discussion of our business and our transactions with SORC.   The sole source of revenue for the Company comes from the management fees described in the MSA and from royalty fees based upon the success of SORC.

As of the filing date of this report, SORC has leased or purchased mineral rights for approximately 1300 acres of land underlying a targeted oil field.  When SORC acquires such rights, it generally will continue to operate any producing properties associated with those rights and expects to generate revenue and profit from doing so. Some mineral rights acquired thus far include leases which have producing wells on them.  The Company is preparing to develop one or more test wells on the targeted field and if successful, will begin implementing the UGD recovery method shortly after approval by the SORC board of directors.  Once development of the underground chamber and the UGD method is prepared for operation, selected conventional wells are expected to be capped after UGD production has begun.  The effect of such operational procedures should result in minimal disruption of oil production from the SORC field investments.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

In accordance with the terms of the Agreements, the Company has agreed with SORC that it will not acquire any fields associated with UGD development.

Liquidity and Capital Resources

Due to the nature of the SORC transaction, the Company forecasts that it will need no additional funding in order to execute its agreements with SORC.  In accordance with the SORC license and management services agreements, the Company believes that it will receive sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded solely by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock and common stock.   Prior to the Company’s receiving any Royalty cash distributions from SORC, all preferred share accrued dividends must be paid and preferred shares redeemed.  The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC Board of Directors.  To date, SORC has received over $13.1 million in funding from Alleghany Capital.

Our reported cash at May 31, 2012 was $114,563.   Since entering into the SORC transaction on June 14, 2011, the Company has received $2,344,447 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of Company debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital.

Recently issued accounting pronouncements

Refer to Note 3 of the Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Results of Operations

As a result of signing the Agreements with SORC, we started receiving payments under the MSA effective June 14, 2011, and received and recorded management fee revenue and direct costs totaling $1,581,145 and $1,145,166 for the fiscal year ending May 31, 2012.  There were no comparable revenues or direct costs in the reporting period ending May 31, 2011.

During the years ended May 31, 2012 and 2011, respectively, we incurred operating expenses of $5,465,706 and $1,223,605.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports, and costs associated with fund raising.  The increase in expenses for the year ended May 31, 2012 as compared to the same period in 2011 is primarily attributable to the costs of closing the Alleghany transaction.  In addition, the expenses for the year ended May 31, 2011 primarily consist of payroll and related costs, whereas the similar costs incurred during the same period in 2012 are classified as direct costs.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation.  Usually when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales.  However, as the price of oil increases, it also most likely will result in making  targeted oil fields more expensive.

Further, for the year ended May 31, 2012 and 2011, the Company experienced a gain on revaluation of the warrant liability of $541,086 and $338,657, respectively, due to a decrease in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

During June 2011, the Company fixed the price of the warrants issued in connection with the $300,000 Convertible Notes to $0.25 per share and removed the price protection originally included with the warrants.  Removal of the price protection feature associated with the warrants issued in connection with the convertible debt resulted in reclassification of $651,153 of the associated warrant liability to additional paid in capital.  However, the Company’s operating income (loss) will continue to be affected by changes of value of the warrant liability associated with the remaining Sutter and Seaside warrants which contain price-protection provisions.  Those warrants will be outstanding until they are either exercised or expire in July 2015.

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

Our Financial Statements required by this item are included on the pages immediately following the Index to Financial Statements appearing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

 Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective in insuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2012.  As we grow, we are working on further improving our segregation of duties and level of supervision.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 29, 2012, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director Since
Donald Beckham	52	Independent Director	March 1, 2011
Clayton Van Levy	53	Independent Director	March 1, 2011
Michael H. Price	63	Independent Director	August 3, 2012
Mark See	51	Chief Executive Officer, Secretary and Director	October 16, 2009
Bradley E. Sparks	65	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

DONALD BECKHAM has served as a director of the Company since March 1, 2011. In 1993 he founded Beckham Resources, Inc. (“BRI”) which for the past 15 years has been a licensed, bonded and insured operator in good standing with the Railroad Commission of Texas.  Through BRI, Mr. Beckham has drilled and operated fields for his own account.  His expertise is in the acquisition, exploitation, exploration and production enhancement of mature oil and gas fields through which he has been able to enhance production by compressor optimization, pump design, work over programs, stimulation techniques and identifying new pay zones.   BRI has operated wells in the following fields:  Hull, Liberty, Aransas Pass, McCampbell, Mission River, Garcitas Creek, Sour Lake, Batson, Barton Ranch and Dayton.   Prior to BRI, Mr. Beckham was the chief operations manager for Houston Oil Fields Corporation (“HOFCO”) where he began his career.  There he was responsible for drilling, production and field operations and managed approximately 100 people including engineers, geologists, land men, pumpers,  and other contract personnel, as well as state and federal environmental and regulatory functions.   He managed an annual capital budget of approximately $30 million and operated approximately 100 wells.   HOFCO drilled about 20 wells per annum and performed approximately 30 recompletions and work over operations each year.   HOFCO owned interests in about 10 key fields principally in Texas, and company--managed production was approximately 1,000 bpd of crude oil and 10 mm cfd of natural gas.  Fields that he managed were as follows:  Manvell, Cold Springs, Shepherd, Turtle Bay, Red Fish Bay, Dickinson, Refugio, Lost Lake, Liberty and Abbeville.  Mr. Beckham is a petroleum engineer and 1984 graduate of Mississippi State University.

CLAYTON VAN LEVY has served as a director of the Company since March 1, 2011.  Mr. Levy is a principal of Houston Merchant Energy Partners, an energy merchant banking and consulting firm. Prior to Houston Merchant Energy Partners, He was the Managing Director of Equity Research at Dahlman Rose & Company, LLC, a New York-based investment banking boutique/broker dealer specializing in marine shipping. He was responsible for establishing the firm’s Houston office and creating the its oil and gas exploration and production practice.

Prior to joining Dahlman Rose, Mr. Levy was the Managing Director of Equity Research at CIBC World Markets Corporation, a global investment banking firm. He was responsible for managing and integrating the entire energy research group and oversaw the coverage of over 30 oil and gas exploration and production companies. Throughout his career with various investment firms, Mr. Levy was involved in creating institutional investor relationships and participated in nearly $30 billion of public offerings, private placements, mergers & acquisitions. He was named a two-time winner of the Wall Street Journal All-Star Stock Picker.

Prior to joining CIBC World Markets, Mr. Levy was the Managing Director of Equity Research and one of the founding members of the equity division of Jefferies & Company, Inc., a global investment bank. He oversaw the research coverage of over 45 oil and gas exploration and production companies and participated in many successful public offerings. Prior to joining Jefferies & Company, Mr. Levy was an equity analyst at Howard Weil Labouisse & Fredericks. Prior to Howard Weil, he was a petroleum engineer at Texaco, Inc. and Getty Oil Company.

Mr. Levy graduated from Tulane University with an MBA, Masters in Petroleum Engineering and a BS in Biomedical Engineering.

Item 10.	Directors, Executive Officers and Corporate Governance - continued

MICHAEL H. PRICE, age 63, has 38 years of senior financial and petroleum experience in the global oil and gas industry.  He has been a principal in Octagon Energy Advisors, a Houston based energy investment advisory firm, from 2002 to the present.  The firm advises financial institutions and institutional investors participating in energy investments.  Since 2008, he has been a Director at ING Capital which provides debt financing to domestic exploration and production companies.   From 1998 through 2002, Mr. Price was the Chief Financial Officer of Forman Petroleum Corporation.  Before that, Mr. Price was Managing Director at Chase Manhattan Bank for fifteen years, and was in charge of technical support for Chase’s worldwide energy merchant banking activities.  In his early career, he worked as a consulting principal on domestic petroleum engineering and landowner matters, and gained extensive international experience working with major oil companies in a variety of operating positions.  He holds a BS and MS from Illinois Institute of Technology, a MBA from the University of Chicago, a M.Sc. from the London School of Economics, and a MS in Petroleum Engineering from Tulane University

MARK SEE has been the Chief Executive Officer, Secretary, and a director of the Company since October 16, 2009.  He has over 23 years’ experience in tunneling, natural resources and the petroleum industries.  He was the founder and initial CEO of Rock Well Petroleum, a private oil & gas company from January 2005 until December 2008 and worked from then until October of 2009 forming Laredo Oil.  He was employed with Albian Sands as the Manager for the Alberta Oil Sands Projects at Fort McMurray, Alberta, Canada, a joint venture between Shell Canada and Chevron.  Mr. See was also President of Oil Recovery Enhancement LLC in Bozeman, Montana, a private oil company.  He was selected as one of the top 25 Engineers in North America by the Engineering News Record for his innovations in the petroleum industry.  He is a member of the Petroleum Society of the Canadian Institute of Mining, Metallurgy & Petroleum, the Society of Mining Engineers and the Society of Petroleum Engineers.

BRADLEY E. SPARKS currently serves as the Chief Financial Officer, Treasurer and has been a director of the Company since March 1, 2011.  Before joining Laredo Oil in October 2009, he was  the Chief Executive Officer, President and a Director of Visualant, Inc.  Prior to joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006.  Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies.  Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications and internet companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET.  He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995.  Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc.  Mr. Sparks currently serves on the Board of Directors of iCIMS, Visualant, and Comrise China.  Mr. Sparks graduated from the United States Military Academy at West Point in 1969 and is a former Army Captain in the Signal Corps. He has an MS in Management from the Sloan School of Management at MIT and is a licensed CPA in Florida.

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

Item 10.	Directors, Executive Officers and Corporate Governance - continued

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the previous fiscal year ended May 31, 2012, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company's officers, directors and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached by reference as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.Laredo-Oil.com.

ITEM 11.	Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2011 and 2012 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Year	Salary (1) ($)	Option Awards(2) ($)	Total ($)

Mark See	2012	309,000	283,381	592,381
Chief Executive Officer, Secretary and Chairman of the Board	2011	285,000	-	285,000

Bradley E. Sparks	2012	238,600	283,381	521,981
Chief Financial Officer, Treasurer and Director	2011	221,000	-	221,000

(1) Accrued salary amounts for Mr. See and Mr. Sparks for May 2011 were paid in June 2011.
(2)
Presentation includes amounts accrued for financial statement purposes under ASC Topic 718.  On April 12, 2012, Messrs. See and Sparks each received an option grant vesting equally over three years to acquire 1,500,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share.

CEO Compensation and Termination of Employment Provision

Pursuant to a letter agreement dated October 16, 2009 between the Company and Mr. See, we agreed to pay Mr. See an annual base salary of $240,000, and, after the Company is funded with a minimum of $7.5 million of capital, a base salary of $450,000 per year. The base salary has an automatic cost of living increase of 10% per year.  He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500.  We also granted to Mr. See 12,844,269 shares of our common stock.   If Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three year period following the effective date of such termination. In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  Moreover, pursuant to a change in control severance agreement between us and Mr. See, if Mr. See is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. See terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until October 16, 2013.  In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

ITEM 11.	Executive Compensation - continued

Pursuant to a letter agreement dated October 20, 2009 between the Company and Mr. Sparks, we agreed to pay Mr. Sparks an annual base salary of $180,000, and, after the Company is funded with a minimum of $7.5 million of capital, a base salary of $350,000 per year. The base salary has an automatic cost of living increase of 10% per year.  He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500.  We also granted to Mr. Sparks 2,824,857 shares of our common stock.   If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three year period following the effective date of such termination. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  Moreover, pursuant to a change in control severance agreement between us and Mr. Sparks, if Mr. Sparks is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until October 20, 2013.  In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

Outstanding equity awards as of May 31, 2012:

(a) Name and Principle Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(c) Number of Securities Underlying Unexercised Options Unexercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Mark See CEO, President and Chairman of the Board	0	1,500,000	2.00	April 12, 2022
Bradley E. Sparks CFO, Treasurer & Director	0	1,500,000	2.00	April 12, 2022

In February 2011, the Company approved the Laredo Oil, Inc. 2011 Equity Incentive Plan.  The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011.

Director Compensation

(a)	(b)	(c)	(j)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donald Beckham	75,000	$13,333	88,333
Clayton Van Levy	75,000	$13,333	88,333

The compensation for each independent director is as follows:  quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in equal installments over three years, $25,000 for participation on the special independent committee of the Board appointed to evaluate and negotiate the transaction with SORC (paid in June 2011), and all reasonable expenses associated with attendance at Board meetings.  The aforementioned restricted stock was granted in January 2012 and will be fully vested on March 1, 2014.  As of May 31, 2012, 166,667 shares of such restricted stock were vested for each of Mr. Beckham and Mr. Levy.   Messrs. See and Sparks receive no additional compensation for Board service.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	24.0%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	10.1%

Mark See (3) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	31,096,676	58.1%

Bradley E. Sparks 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	2,824,857	5.3%

Donald Beckham (4) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	500,000	0.9%

Clayton Van Levy (4) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	500,000	0.9%

Michael H. Price (5) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	500,000	0.9%

Kenneth Lipson 41 Sutter Street, Suite 1786 San Francisco, CA 94104	Direct	2,692,081	5.0%

All Directors and Officers as a Group (5 persons)	Direct	35,421,533	66.2%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares are owned and controlled by Wendy See, who is Mr. See’s spouse.

(3)
Includes 18,252,407 shares owned and controlled by Wendy See, who is Mr. See’s spouse, through Bedford Holdings, LLC and Darlington, LLC, as shown in the table above.  SEC rules consider these shares to be beneficially owned, but Mr. See disclaims any beneficial interest in such shares.  These 18,252,407 shares are the only shares owned by relatives which are required to be included in the total number of shares owned by all directors and officers as a group (5 persons).

(4)	Messrs. Beckham and Levy received 500,000 restricted shares vesting in equal annual installments over three years beginning March 1, 2011. As of May 31, 2012, 166,667 shares were vested.
(5)	Mr. Price received 500,000 restricted shares vesting in equal annual installments over three years beginning August 1, 2012. No shares have vested as of the date of the filing of this Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

In both November and December 2009, the Company issued a note payable to Mr. Kenneth Lipson who is a shareholder owning over 5% of the Company’s common stock (See Note 5 of the Notes to Financial Statements).  These notes payable were repaid with interest in June 2011 after consummation of the Alleghany transaction.

ITEM 14.	Principal Accounting Fees and Services

(1)           Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $11,405 for the fiscal year ended May 31, 2011 and $41,000 for the fiscal year ended May 31, 2012.

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

10.4
Amended and Restated Form of Warrant to Purchase Stock of Laredo Oil, Inc. (amending Form of Warrant to Purchase Stock of Laredo Oil, Inc. included as Exhibit 10.2 in our Current Report on Form 8-K filed June 9, 2010)., included as Exhibit 10.1 to our Form 10-Q filed October 17, 2011 and incorporated herein by reference.

10.5	Form of Subordinated Convertible Promissory Note, included as Exhibit 10.3 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.6
Securities Purchase Agreement, dated as of July 26, 2010, among the Company and each Purchaser identified on the signature pages thereto, included as Exhibit 10.1 to our Form 8-K filed July 28, 2010 and incorporated herein by reference.

10.7
Amended and Restated Form of Common Stock Purchase Warrant (amending Form of Common Stock Purchase Warrant included as Exhibit 10.7 in our Current Report on Form 8-K filed June 20, 2011), included as Exhibit 10.2 to our Form 10-Q dated October 17, 2011 and incorporated herein by reference.

10.8
Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed November 24, 2010 and incorporated herein by reference.

10.9
Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed November 24, 2010), included as Exhibit 10.1 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.10	Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed April 8, 2011 and incorporated herein by reference.

ITEM 15.	Exhibits, Financial Statement Schedules - continued

10.11
Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed April 12, 2011), included as Exhibit 10.2 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.12	Laredo Oil, Inc. 2011 Equity Incentive Plan, included as Exhibit 4.1 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.13	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Stock Option Award Certificate, included as Exhibit 4.2 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.14	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Restricted Stock Award Certificate, included as Exhibit 4.3 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.15	Laredo/SORC Management Retention Plan dated as of June 29, 2012.

10.16	Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC.

14.1	Code of Ethics for Employees and Directors, included as Exhibit 14.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the "Registrant")

Date: August 29, 2012	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2012	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 29, 2012	By:	/s/ BRADLEY E. SPARKS
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: August 29, 2012	By:	/s/ DONALD BECKHAM
Donald Beckham
Director

Date: August 29, 2012	By:	/s/ CLAYTON VAN LEVY
Clayton Van Levy
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Laredo Oil, Inc.

We have audited the accompanying balance sheet of Laredo Oil, Inc. (the Company) as of May 31, 2012, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Oil, Inc. as of May 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception, has not attained profitable operations and is dependent upon one customer for its revenue. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Austin, Texas
August 29, 2012

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	AUSTIN 1601 SO. MoPAC EXPRESSWAY, SUITE D250, AUSTIN, TX 78746 P: (512) 609 1900 F: (512) 609 1911

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kyle L. Tingle, CPA, LLC
Kyle L. Tingle, CPA, LLC

September 9, 2011
Las Vegas, Nevada

Laredo Oil, Inc.
Balance Sheets

	May 31,	May 31,
	2012	2011

ASSETS
Current Assets
Cash and cash equivalents	$114,563	$428
Prepaid expenses and other current assets	30,762	24,051
Total Current Assets	145,325	24,479

TOTAL ASSETS	$145,325	$24,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$20,631	$84,708
Accrued liabilities	89,494	200,442
Deferred management fee revenue	40,833	-
Warrant liabilities	73,356	1,265,595
Notes payable	-	425,000
Convertible notes payable	-	300,000

Total Current Liabilities	224,314	2,275,745

Long term notes payable	350,000	-

TOTAL LIABILITIES	574,314	2,275,745

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,000,013 and 52,000,013 issued and outstanding, respectively	5,300	5,200
Additional paid in capital	5,735,121	(400,984)
Accumulated deficit	(6,169,410)	(1,855,482)
Total Stockholders’ Deficit	(428,989)	(2,251,266)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$145,325	$24,479

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations

	Year Ended	Year Ended
	May 31, 2012	May 31, 2011

Management fee revenue	$1,581,145	$-

Direct costs	1,145,166	-

Gross profit	435,979	-

General, selling and administrative expenses	192,922	689,752
Consulting and professional services	5,272,784	533,853
Total Operating Expense	5,465,706	1,223,605

Operating loss	(5,029,727)	(1,223,605)

Non-operating income (expense)
Gain on revaluation of warrant liability	541,086	338,657
Other income	200,000	-
Interest expense	(25,287)	(43,189)

Net loss	$(4,313,928)	$(928,137)

Net loss per share, basic and diluted	$(0.08)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	52,407,117	51,457,888

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statement of Stockholders' Deficit
For the Years Ended May 31, 2012 and 2011

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance at May 31, 2010 - restated	50,000,013	$5,000	-	$-	$(162,113)	$(927,345)	$(1,084,458)

Issuance of common stock	2,000,000	200	-	-	499,800	-	500,000
Issuance of warrants	-	-	-	-	(738,671)	-	(738,671)
Net loss	-	-	-	-	-	(928,137)	(928,137)

Balance at May 31, 2011	52,000,013	5,200	-	-	(400,984)	(1,855,482)	(2,251,266)

Reclassification from warrant liability to equity	-	-	-	-	651,153	-	651,153

Issuance of restricted stock	1,000,000	100	-	-	33,233	-	33,333

Issuance of options	-	-	-	-	101,758	-	101,758

Issuance of warrants	-	-	-	-	4,931,873	-	4,931,873

Contribution	-	-	-	-	418,088	-	418,088

Net Loss	-	-	-	-	-	(4,313,928)	(4,313,928)

Balance at May 31, 2012	53,000,013	$5,300	-	$-	$5,735,121	$(6,169,410)	$(428,989)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2012	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,313,928)	$(928,137)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Stock issued for services	33,333	207,068
Warrants issued for services	4,931,873	-
Share based compensation	101,758	-
Gain on revaluation of warrant liability	(541,086)	(338,657)
Decrease (increase) in prepaid expenses and other current assets	(6,711)	9,299
(Decrease) increase in accounts payable and accrued liabilities	(175,025)	18,851
Increase in deferred management fee revenue	40,833	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	71,047	(1,031,577)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of note payable	(75,000)	-
Repayment of convertible notes payable	(300,000)	-
Proceeds from issuance of notes payable	-	350,000
Proceeds from issuance of convertible notes payable	-	25,000
Capital contributions	418,088	-
Issuance of common stock	-	500,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,088	875,000

Net (decrease) increase in cash and cash equivalents	114,135	(156,577)

Cash and cash equivalents at beginning of period	428	157,005

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,563	$428

Supplemental disclosures
Interest Paid	$43,323	-
Noncash Financing Activities
Reclassification of warrant liability to equity	$651,153	$-
Issuance of warrants in connection with bridge financing	$-	$48,446
Issuance of warrants in connection with stock issuance	$-	$897,292

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by the Company.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended May 31, 2012 and for all periods presented have been made.

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.001 par value on October 21, 2009 the name was changed to “Laredo Oil, Inc.”

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and CEO, will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement  (the “Management Service Agreement”) with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits. The Management Service Agreement outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Management Services Agreement. The quarterly management fee of $122,500 per quarter is paid on the first day of each calendar quarter, and, as such, $40,833 has been recorded as deferred management fee revenue at May 31, 2012.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the Management Services Agreement.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

The initial funding commitment, subject to various conditions including certain milestones, is $16 million which can be increased by the SORC Board of Directors.  SORC is the Company’s sole provider of revenue.

SORC also provided $418,088 to the Company which was used for the sole purpose of paying and retiring in full certain of the Company’s debt obligations and accrued interest.  During the first quarter of fiscal year 2012, all debt obligations and accrued interest other than amounts owed to Alleghany Capital Corporation (“Alleghany”) have been repaid.   Further, SORC provided $200,000 to the Company to reimburse a portion of the legal fees incurred in connection with the Agreements.  The proceeds used for retiring the debt obligations are recorded in additional paid in capital and reimbursement of legal fees are included in other income.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the years ended May 31, 2012 and 2011, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of May 31, 2012, and has a net loss of approximately $4.3 million for the year ended May 31, 2012. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue is recognized from the sale of services when it is realized or realizable and earned.  Management fee revenue is considered realized and earned when persuasive evidence of an arrangement exists, the service has been performed, the sales price is fixed and determinable, no significant unfulfilled obligation exists, and collection is reasonably assured.

CASH AND CASH EQUIVALENTS

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2012 and 2011.

PREPAID EXPENSES

The Company financed directors’ and officers’ insurance and is amortizing the expense over the 12 month contract life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2012.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long term notes payable approximate their carrying value.

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. FASB ASC 820 provides a framework for measuring fair value, establishes a three level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.

The three level fair value hierarchies for disclosure of fair value measurements defined by FASB ASC 820 are as follows:

Level 1 – Unadjusted, quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. An active market is defined as a market where transactions for the financial instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Inputs, other than quoted prices in active markets, that are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Prices or valuations that require unobservable inputs that are both significant to the fair value measurement and unobservable. Valuation under level 3 generally involves a significant degree of judgment from management.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

The Company has warrant liabilities which are measured at fair value on a recurring basis at May 31, 2012 and 2011. The Company recorded a gain on revaluation of warrant liability of $541,086 and $338,657 for the years ended May 31, 2012 and 2011, respectively.  For the year ended May 31, 2012, the Company reclassified $651,153 in warrant liabilities to equity due to amendments of related warrant agreements.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock, volatility and expected remaining life as disclosed in Note 7.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of May 31, 2012 and 2011:

Fair Value Measurements on a Recurring Basis

	Quoted prices in active markets	Other observable inputs	Unobservable inputs
Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – May 31, 2012	$-	$73,356	$-	$73,356
Warrant Liabilities –May 31, 2011	$-	$1,265,595	$-	$1,265,595

There were no assets or liabilities measured at fair value on a non-recurring basis as of May 31, 2012 or 2011.

SHARE BASED EXPENSES

FASB ASC 718, Compensation - Stock Compensation prescribes accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock-based payment awards may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 505-50, Equity - Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

INCOME TAXES

The Company accounts for income taxes by the asset and liability method in accordance with FASB ASC 740, Income Taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

In addition, the Company utilizes the two-step approach to recognizing and measuring uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The Company recognizes interest and penalties accrued on unrecognized tax benefits within general and administrative expense. To the extent that accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction in general and administrative expenses in the period that such determination is made.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Accordingly, the Company adopted ASU 1011-05 on June 1, 2012.  The adoption of this accounting standard is not expected to have a material effect on the Company’s financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”) to simplify how entities test goodwill for impairment. ASU 2011-08 is effective for annual and interim goodwill tests performed for fiscal years beginning after December 15, 2011. Accordingly, the Company adopted ASU 2011-08 on June 1, 2012.  The adoption of this accounting standard is not expected to have a material effect on the Company’s financial statements.

 Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - LOSS PER SHARE

Basic and diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of May 31, 2012 and 2011, respectively, warrants to purchase 7,119,501 and 1,745,000 shares of common stock and options to purchase 6,010,000 of common stock were not included in the computation of diluted net loss per share because they were anti-dilutive.  In addition, shares of common stock issuable on conversion of notes payable as of May 31, 2011 were not included in the computation of diluted net loss per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2012	2011
Numerator - net loss attributable to
common stockholders	$(4,313,925)	$(928,137)

Denominator - weighted average
number of common shares outstanding	52,407,117	51,457,888

Basic and diluted loss
per common share	$(0.08)	$(0.02)

NOTE 5 - RELATED PARTY TRANSACTIONS

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships:
· Affiliates of the entity;
· Entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity;
· Trusts for the benefit of employees;
· Principal owners of the entity and members of their immediate families;
· Management of the entity and members of their immediate families;

· Other parties with which the entity may deal if one party controls or can significantly influence the management or operating policies of the other to the extent that one of the transacting parties might be prevented from fully pursuing its own separate interests;

· Other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2012

NOTE 5 - RELATED PARTY TRANSACTIONS - continued

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the year ended May 31, 2012 is generated from charges to SORC. All outstanding long term notes payable at May 31, 2012 are held by Alleghany.  See Note 8.

In both November and December 2009, respectively, the Company entered into a $25,000 and $50,000 bridge note with Mr. Kenneth Lipson, a shareholder owning over 5% of the Company’s common stock.  Interest expense accrued on both notes at a rate of 7% per annum.  In June 2011, the outstanding balance of $75,000 in notes payable and $8,026 in accrued interest were repaid using proceeds provided by SORC as disclosed in Note 1.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Year Ended
	May 31, 2012	May 31, 2011
Share-based compensation:
General, selling and administrative expenses	$101,758	$-
Consulting and professional services	33,333	-
	135,091	-
Share-based compensation by type of award:
Stock options	101,758	-
Restricted stock	33,333	-
	$135,091	$-

Stock Options

During the year ended May 31, 2012, the Company granted 3.0 million stock options to employees with an exercise price of $0.20 per share, the fair market value on the date of grant and an additional 3.0 million stock options to employees with an exercise price of $2.00.  The options vest monthly over three years.  $101,758 was recognized to expense for the year ended May 31, 2012 related to the stock options.  $964,339 in expense is unvested as of May 31, 2012 with a weighted average vesting period of 2.8 years.  The grant date fair values of employee stock option grants, as well as the assumptions used in calculating these values for fiscal 2012, were based on estimates at the date of grant as follows:

Year Ended
May 31, 2012
Option life	7.0 years
Risk-free interest rate	1.410% - 2.19%
Stock price volatility	158.55% - 175.71%
Weighted-average grant date fair value	$0.19 - $0.20

The following table summarizes information about options granted during the year ended May 31, 2012:

	Number of Shares	Weighted Average Exercise Price ($)

Balance, May 31, 2011	-	$-
Options granted and assumed	6,010,000	1.10
Options expired	—	—
Options cancelled, forfeited	—	—
Options exercised	—	—

Balance, May 31, 2012	6,010,000	$1.10

No options were issued during the fiscal year ending May 31, 2011.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2012

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

Restricted Stock

Effective November 6, 2011, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to approve the Company’s 2011 Equity Incentive Plan (the “Plan”).  Stockholders owning an aggregate of 31,096,676 shares, or 59.8% of the issued and outstanding Common Stock of the Company, approved the matter.  The Plan and corresponding agreements are exhibits to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 8, 2011.  The Plan reserved 10,000,000 shares of common stock for issuance to eligible recipients.  Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities.  The Laredo board of directors has the discretion to set the amount and vesting period of award grants.

On January 3, 2012, Laredo Oil granted under the Plan a total of 1 million shares of restricted stock to its two independent board members.  The shares vest in equal increments on March 1st of each year through March 1, 2014.  On March 1, 2012, a total of 333,333 shares vested.  $33,333 in expense was recognized for the year ended May 31, 2012.  The unvested portion of the shares amounts to $46,667 and is expected to be recognized as expense over the next two fiscal years.

The fair value of the restricted stock granted is the intrinsic value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair values of restricted stock granted during fiscal year 2012 was $0.08.   No restricted stock was granted during fiscal year 2011.

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

On June 14, 2011, as a result of the Agreements disclosed in Note 1, the warrants issued with the convertible notes were reclassified on the balance sheet to equity due to an amendment to the warrant agreement that removed the price protection on the warrants.  The warrants were revalued on June 14, 2011 and $651,153 in warrant liability was reclassified to additional paid in capital.

The following table summarizes information about warrants granted during the years ended May 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2010	707,500	$2.00
Warrants granted and assumed	1,037,500	0.36
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2011	1,745,000	$2.00
Warrants granted and assumed	5,374,501	0.70
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2012	7,119,501	$1.02

During the year ended May 31, 2011, the Company issued warrants for 1,037,500 shares of common stock with a weighted average exercise price of $0.36 as part of convertible debt offered totaling $25,000 (see Note 7) and sale of common stock totaling $500,000 as described above.  All warrants as of May 31, 2012 are exercisable.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2012

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

Contributions

As discussed in Note 1, $418,088 was recorded as contributions from SORC for proceeds used to pay in full certain debt obligations and accrued interest.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During May and June 2010, the Company issued ten convertible notes totaling $300,000, with an interest rate of 10% per annum, related to the Purchase Agreement.  The convertible notes are payable upon the Company’s obtaining new financing and are reported as current liabilities.  The notes and accrued interest are convertible into the Company’s common stock unless settled in cash.  The stock price used to calculate the convertible notes into common stock is the lowest stock price less 20%, used for all shares issued with the New Financing as per the Convertible Note Agreements.  In addition, the Company issued warrants to purchase 770,000 aggregate shares of capital stock. These warrants are exercisable for five years from the date of the Notes and warrants.  The exercise price of each warrant will be equal to the lesser of the conversion price of the corresponding Note or $2.00.    Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants.  Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations.  The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2012	2011

Risk-free interest rates	2.34%	2.34%
Contractual life	1.63 years	2.5 years
Expected volatility	157.8%	130.6%
Dividend yield	0%	0%

On June 14, 2011, the warrants issued with the convertible notes were reclassified to equity.  See Note 6.  During June and July 2011, the ten convertible notes totaling $300,000 and accrued interest of $35,062 were paid in full using proceeds received from SORC as disclosed in Note 1.

NOTE 8 – NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 as of May 31, 2012 and 2011at the rate of 6% per annum.  The interest is payable in either cash or in kind semi-annually with the first payment due on May 22, 2011.  As of May 31, 2011, the notes were reported as current liabilities due to the short term nature of the Loan Agreements.  In November 2011, the Company and Alleghany Capital Corporation agreed to extend the maturity dates of the aggregate $350,000 Senior Promissory Notes Payable to December 31, 2013 and the Company reclassified the notes to long term as of May 31, 2012.   The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

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

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2012

NOTE 9 - PROVISION FOR INCOME TAXES - continued

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2012 and 2011.  The Company’s tax returns for the fiscal years ended May 31 of 2007 to 2010 remain subject to examination by the tax authorities.

The components of the Company's deferred tax asset as of May 31, 2012 and 2011are as follows:

	2012	2011
Net operating loss	$429,627	$553,725
Other	26,763	-
Valuation allowance	(456,390)	(553,725)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2012	2011
Tax at statutory rate (34%)	$1,466,736	$391,427
Effect of non-deductible permanent differences	(1,502,238)	-
Other	(61,833)	-
(Increase) decrease in valuation allowance	97,335	(391,427)
Net deferred tax asset	$0	$0

The net federal operating loss carry forward will expire between 2028 and 2032. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 10 – SUBSEQUENT EVENTS

Effective June 29, 2012, the Company’s Board of Directors approved a Laredo/SORC Management Retention Plan (“Laredo/SORC Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the portion of the Royalty that was set aside for a long-term incentive plan for the Company’s employees in accordance with the Agreements.  In accordance with the terms of the Laredo/SORC Royalty Plan, a new special purpose entity named Laredo/SORC Incentive Plan Royalty LLC was formed on July 3, 2012.  No grants under the Laredo/SORC Royalty Plan have been made as of August 29, 2012.

In August 2012, the Company issued 500,000 shares of restricted stock to a newly appointed board member.