Form 10-Q
period 2012-08-31
Laredo Oil, Inc.
filed 2012-10-15
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2012

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

53,500,013 shares of common stock issued and outstanding as of October 15, 2012.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2012.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2012.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of August 31, 2012 and the results of its operations and cash flows for the three month period then ended, have been included.  The results of operations for the three month period ended August 31, 2012 are not necessarily indicative of the results for the full year ending May 31, 2013.

Laredo Oil, Inc.
Balance Sheets

	August 31, 2012	May 31, 2012
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$124,957	$114,563
Prepaid expenses and other current assets	35,229	30,762
Total Current Assets	160,186	145,325

TOTAL ASSETS	$160,186	$145,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$43,331	$20,631
Accrued liabilities	105,519	89,494
Deferred management fee revenue	40,833	40,833
Warrant liabilities	52,287	73,356

Total Current Liabilities	241,970	224,314

Long term notes payable	350,000	350,000

TOTAL LIABILITIES	591,970	574,314

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,500,013 and 53,000,013 issued and outstanding, respectively	5,350	5,300
Additional paid in capital	5,839,367	5,735,121
Accumulated deficit	(6,276,501)	(6,169,410)
Total Stockholders’ Deficit	(431,784)	(428,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$160,186	$145,325

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2012	August 31, 2011

Management fee revenue	$471,294	$421,399

Direct costs	369,354	224,184

Gross profit	101,940	197,215

General, selling and administrative expenses	141,261	26,707
Consulting and professional services	83,416	5,077,256

Operating loss	(122,737)	(4,906,748)

Non-operating income (expense)
Gain on revaluation of warrant liability	21,069	442,027
Other income	-	200,000
Interest expense	(5,423)	(9,173)

Net loss	$(107,091)	$(4,273,894)

Net loss per share, basic and diluted	$(0.00)	$(0.08)

Weighted average number of basic and common shares outstanding	53,157,622	52,000,013

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2012	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,091)	$(4,273,894)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Stock issued for services	8,472	-
Warrants issued for services	-	4,931,873
Share based compensation	95,824	-
Gain on revaluation of warrant liability	(21,069)	(442,027)
Increase in prepaid expenses and other current assets	(4,467)	(11,966)
(Decrease) increase in accounts payable and accrued liabilities	38,725	(201,290)
Increase in deferred management fee revenue	-	40,833

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,394	43,529

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of notes payable	-	(75,000)
Repayment of convertible notes payable	-	(300,000)
Capital contributions	-	418,088

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	43,088

Net increase in cash and cash equivalent	10,394	86,617

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	114,563	428

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,957	$87,045

Supplemental disclosures
Interest Paid	$-	$43,088
Noncash Financing Activities
Reclassification of warrant liability to equity	$-	$634,240

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2012
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 14, 2011, the Company entered into agreements with Stranded Oil Resources Corporation (“SORC”) to seek recovery of stranded crude oil from mature, declining oil fields by using the Enhanced Oil Recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”).  Such agreements include license agreements, management services agreements, and other agreements (collectively the “Agreements”).

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement  (the “Management Service Agreement”) with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Management Services Agreement. The quarterly management fee of $122,500 per quarter is paid on the first day of each calendar quarter, and, as such, $40,833 has been recorded as deferred management fee revenue at August 31, 2012.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the Management Services Agreement.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

The initial funding commitment, subject to various conditions including certain milestones, of $16 million has been effectively satisfied.  On October 1, 2012, the Company announced that the SORC Board of Directors approved commencement of an EOR project under the Agreements.   The Company will manage the project on behalf of SORC, which will increase the aggregate management fee payable to the Company by $17,083 per month under the MSA.  SORC is the Company’s sole provider of revenue.

The Royalty will range from 17.25% to 19.49% as set forth in the Agreements.  The Agreements contemplate that a portion of the Royalty equal to at least 2.25% of the SORC net profits (the “Incentive Royalty”) shall be used to fund a long term incentive plan for the benefit of the Company’s employees, as determined by the Company’s board of directors (the “Board”).

Effective June 29, 2012, the Board approved the Laredo Management Retention Plan (the “Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the Incentive Royalty to be assigned to the Royalty Plan.  In accordance with the terms of the Royalty Plan, a new special purposes entity was formed on July 3, 2012 as a Delaware limited liability company (the “Plan Entity”).  On October 11, 2012, the Board (i) amended the Royalty Plan to, among other things, change the name of the Royalty Plan to “Laredo Royalty Incentive Plan”, (ii) appointed a Compensation Committee of the independent board members (the “Compensation Committee”) to administer the Royalty Plan and make awards thereunder, (iii) authorized the filing of an Amendment to the Certificate of Formation of the Plan Entity to change its name to “Laredo Royalty Incentive Plan, LLC”, and (iv) adopted and approved an Assignment Agreement pursuant to which the Incentive Royalty was assigned to the Plan Entity in accordance with the Royalty Plan.  Also on October 11, 2012, the Compensation Committee made awards of Restricted Common Units of the Plan Entity (the “Plan Units”) pursuant to Award Agreements to certain of its employees, including a grant of 2,400 Plan Units (representing approximately 31.41% of the outstanding units) to Mark See, Chairman and CEO of the Company, and a grant of 1,280 Plan Units (representing approximately 16.75% of the outstanding units) to Bradley E. Sparks, the Company’s Chief Financial Officer.  These Plan Units will vest over a period of three years, but are subject to accelerated vesting upon the commencement of production under the initial UGD project as provided in the award agreement.  There are 10,000 Plan Units authorized for issuance under the Royalty Plan, of which 7,640 Plan Units are issued and outstanding as of October 15, 2012.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the three month periods ended August 31, 2012 and 2011, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of August 31, 2012, and has a net loss of approximately $107,000 for the quarter ended August 31, 2012. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2012
(Unaudited)

NOTE 2 – GOING CONCERN - continued

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

NOTE 3 - RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it.  It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2012.  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long term notes payable approximates the carrying value.

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

The Company has warrant liabilities which are measured at fair value on a recurring basis at August 31, 2012 and 2011. The Company recorded a gain on revaluation of warrant liability of $21,069 and $442,027 for the three months ended August 31, 2012 and 2011, respectively.  For the year ended May 31, 2012, the Company reclassified $651,153 in warrant liabilities to equity due to amendments of related warrant agreements.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock, volatility and expected remaining life as disclosed in Note 6.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of August 31, 2012 and 2011:

Fair Value Measurements on a Recurring Basis

Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – August 31, 2012	$-	$52,287	$-	$52,287
Warrant Liabilities –August 31, 2011	$-	$189,328	$-	$189,328

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2012
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three months ended August 31, 2012 is generated from charges to SORC. All outstanding long term notes payable at August 31, 2012 are held by Alleghany.  See Note 8.

In both November and December 2009, respectively, the Company entered into a $25,000 and $50,000 bridge note with Mr. Kenneth Lipson, a shareholder owning over 5% of the Company’s common stock.  Interest expense accrued on both notes at a rate of 7% per annum.  In June 2011, the outstanding balance of $75,000 in notes payable and $8,026 in accrued interest were repaid using proceeds provided by SORC.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Three Months Ended
	August 31, 2012	August 31, 2011
Share-based compensation:
General, selling and administrative expenses	$95,824	$-
Consulting and professional services	8,472	-
	104,296	-
Share-based compensation by type of award:
Stock options	95,824	-
Restricted stock	8,472	-
	$104,296	$-

Stock Options

No stock options were issued during the quarters ending August 31, 2012 and 2011.

Restricted Stock

In August 2012, Laredo Oil granted 500,000 shares of restricted stock to its new independent board member. The shares vest in equal increments annually over three years.

The fair value of the restricted stock granted is the market value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair values of restricted stock granted during first quarter of fiscal year 2013 was $0.13.   No restricted stock was granted during the first quarter in fiscal year 2012.

Warrants

No warrants have been issued during first quarter of fiscal year 2013.

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

On June 14, 2011, the warrants issued with the convertible notes were reclassified on the balance sheet to equity due to an amendment to the warrant agreement that removed the price protection on the warrants.  The warrants were revalued on June 14, 2011 and $651,153 in warrant liability was reclassified to additional paid in capital.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2012
(Unaudited)

NOTE 6- STOCKHOLDERS' DEFICIT - continued

Contributions

In June 2011, $418,088 was recorded as contributions from SORC for proceeds used to pay in full certain debt obligations and accrued interest.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During June and July 2011, the ten convertible notes totaling $300,000 and accrued interest of $35,062 were paid in full using proceeds received from SORC.

NOTE 8– LONG TERM NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum.  As of August 31, 2012, accrued interest totaling $34,586 is recorded in accrued liabilities.  The interest is payable in either cash or in kind.  The notes have a maturity date of December 31, 2013 and are classified as long term notes payable.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

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

DESCRIPTION AND STATUS OF SIGNIFICANT CONTRACTS WITH STRANDED OIL RESOURCES CORPORATION

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties.  After a change in control in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil using enhanced oil recovery methods.  The Company was unable to raise the capital required to purchase any suitable oil fields.  On June 14, 2011, the Company entered into several agreements with Stranded Oil Resources Corporation (“SORC”) to seek recovery of stranded crude oil from mature, declining oil fields by using the Enhanced Oil Recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”).  Such agreements consist of a license agreement between the Company and SORC (the “SORC License Agreement”), a license agreement between the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”) (the “MS-Company License Agreement”), an Additional Interests Grant Agreement between the Company and SORC, a Management Services Agreement between the Company and SORC (the “MSA”), a Finder’s Fee Agreement between the Company and SORC, and a Stockholders Agreement among the Company, SORC and Alleghany Capital Corporation, each of which are dated June 14, 2011 (collectively, the “Agreements”).

The Company and Mark See now provide to SORC management services and expertise pursuant to the SORC License Agreement, MS-Company License Agreement and the MSA.  As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”) , subject to reduction to 17.25% under the terms of the SORC License Agreement.  Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) shall be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors.  On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was amended by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC , a special purpose Delaware limited liability company formed to carry out the purposes of the Plan (the “Plan Entity”).  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty to be retained by the Company has been reduced to 17.24% subject to reduction to 15% under the SORC License Agreement.  Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will retain 17.24%, subject to reduction to 15% under the SORC License Agreement of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty.   Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

The MSA provides that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  Mark See acts as the CEO of SORC pursuant to the MSA. He and other members of Company management spend substantially all of their time and effort in fulfilling the terms of the Agreements whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method.  The quarterly management services fee is $122,500 and the monthly management services fee is comprised of the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Agreements.  In addition, SORC reimburses the Company for expenses incurred by Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether or not to fund.  To date, no requests for additional funding have been submitted by the Company to SORC.

It is expected that SORC will be funded solely by Alleghany Capital Corporation, a wholly-owned subsidiary of Alleghany (“Alleghany Capital”), in exchange for issuance by SORC of 12% cumulative preferred stock and common stock.   Prior to the Company receiving any cash distributions from SORC, all accrued dividends must be paid and preferred shares redeemed.  SORC’s initial funding commitment, subject to various conditions including certain milestones, of $16 million, has been effectively satisfied.  On August 27, 2012, the Company announced that pursuant to the Agreements with SORC, it had assisted SORC in purchasing or leasing mineral rights to approximately 1,300 acres of real property.  SORC currently operates oil wells on some of this acreage and expects to generate revenue and profit from doing so. On October 1, 2012, the Company announced that the SORC Board of Directors approved commencement of an EOR project under the Agreements.   The Company will manage the project on behalf of SORC, which will increase the aggregate management fee payable to the Company by $17,083 per month under the MSA.  SORC is the Company’s sole provider of revenue.

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

The Company is a management services company managing both the acquisition of mature oil fields and the recovery of stranded oil from those fields using EOR methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.

RESULTS OF OPERATIONS

As a result of signing the Agreements with SORC, we started receiving payments under the MSA effective June 14, 2011, and received and recorded management fee revenue and direct costs totaling $471,294 and $369,354 for the first quarter ending August 31, 2012.  We received and recorded management service fee revenue and direct costs totaling $421,399 and $224,184, respectively, for the three months ended August 31, 2011.

During the first quarter ended August 31, 2012 and 2011, respectively, we incurred operating expenses of $224,677 and $5,103,963. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports, and costs associated with fund raising. The decrease in expenses for the quarter ended August 31, 2012 as compared to the same period in 2011 is primarily attributable to the costs of closing the Alleghany transaction.  Offsetting this decrease is an increase in costs recognized in first quarter of fiscal 2013 associated with the issuance of stock options and restricted stock.

Additionally, for the quarters ended August 31, 2012 and 2011, the Company experienced gains on revaluation of the warrant liability of $21,069 and $442,027, respectively, due to a decrease in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

During the three months ended August 31, 2011, the Company fixed the price of the warrants issued in connection with the $300,000 Convertible Notes to $0.25 per share and removed the price protection originally included with the warrants.  Removal of the price protection feature associated with the warrants issued in connection with the convertible debt resulted in reclassification of $651,153 of the associated warrant liability to additional paid in capital.  However, the Company’s operating income (loss) will continue to be affected by changes of value of the warrant liability associated with the warrants issued in conjunction with the sale of $500,000 of common stock in 2010 and which contain price-protection provisions.  Those warrants will be outstanding until they are either exercised or expire in July 2015.

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

Our reported cash at August 31, 2012 was $124,957.  Since entering into the SORC transaction on June 14, 2011, the Company has received $2,858,384 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of Company debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

ITEM 4. CONTROLS AND PROCEDURES - continued

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Amended and Restated Laredo Management Retention Plan dated as of October 11, 2012 (amending and restating the plan included as Exhibit 10.15 to our Form 10-K filed August 29, 2012, File No. 333-153168).

10.2	Amendment to Certificate of Formation of Laredo Royalty Incentive Plan, LLC (amending the certificate of formation included as Exhibit 10.16 to our Form 10-K filed August 29, 2012, File No. 333-153168).

10.3	Limited Liability Company Agreement of Laredo Royalty Incentive Plan, LLC, dated as of October 11, 2012.

10.4	Form of Restricted Common Unit Agreement for Laredo Royalty Incentive Plan, LLC.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: October 15, 2012	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 15, 2012	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director