Form 10-Q
period 2012-11-30
Laredo Oil, Inc.
filed 2013-01-11
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2012

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

53,500,013 shares of common stock issued and outstanding as of January 11, 2013.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2012.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2012.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of November 30, 2012 and the results of its operations for the three and six month periods and cash flows for the six month periods then ended, have been included.  The results of operations for the three and six month periods ended November 30, 2012 are not necessarily indicative of the results for the full year ending May 31, 2013.

Laredo Oil, Inc.
Balance Sheets

	November 30, 2012	May 31, 2012
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$99,499	$114,563
Prepaid expenses and other current assets	26,360	30,762
Total Current Assets	125,859	145,325

TOTAL ASSETS	$125,859	$145,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$24,258	$20,631
Accrued liabilities	140,513	89,494
Deferred management fee revenue	40,833	40,833
Warrant liabilities	44,736	73,356

Total Current Liabilities	250,340	224,314

Long term notes payable	350,000	350,000

TOTAL LIABILITIES	600,340	574,314

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,500,013 and 53,000,013 issued and outstanding, respectively	5,350	5,300
Additional paid in capital	5,947,273	5,735,121
Accumulated deficit	(6,427,104)	(6,169,410)
Total Stockholders’ Deficit	(474,481)	(428,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,859	$145,325

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011

Management fee revenue	$490,593	$381,360	$961,886	$802,759

Direct costs	423,242	289,311	792,596	513,495

Gross profit	67,351	92,049	169,290	289,264

General, selling and administrative expenses	134,089	24,372	275,350	51,079
Consulting and professional services	86,148	53,947	169,564	5,131,203

Total Operating Expense	220,237	78,319	444,914	5,182,282

Operating income (loss)	(152,886)	13,730	(275,624)	(4,893,018)

Other income (expense)
Gain on revaluation of warrant liability	7,551	39,837	28,620	481,864
Other income	-	-	-	200,000
Interest expense	(5,268)	(5,264)	(10,690)	(14,437)

Net income (loss)	$(150,603)	$48,303	$(257,694)	$(4,225,591)

Net income (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.08)

Weighted average number of common shares outstanding	53,500,013	52,000,013	53,327,882	52,000,013

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2012	November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(257,694)	$(4,225,591)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities
Stock issued for services	20,556	-
Warrants issued for services	-	4,931,873
Share based compensation	191,646	-
Gain on revaluation of warrant liability	(28,620)	(481,864)
Decrease in prepaid expenses and other current assets	4,402	100
(Decrease) increase in accounts payable and accrued liabilities	54,646	(212,029)
Increase in deferred management fee revenue	-	40,833

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(15,064)	53,322

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	-	(75,000)
Repayment of convertible notes payable	-	(300,000)
Capital contributions	-	418,088

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	43,088

Net (decrease) increase in cash and cash equivalent	(15,064)	96,410

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	114,563	428

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,499	$96,838

Supplemental disclosures
Interest Paid	$-	$43,088
Noncash Financing Activities
Reclassification of warrant liability to equity	$-	$651,153

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
November 30, 2012
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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement  (the “Management Service Agreement”) with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Management Services Agreement. The quarterly management fee of $122,500 per quarter is paid on the first day of each calendar quarter, and, as such, $40,833 has been recorded as deferred management fee revenue at November 30, 2012.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the Management Services Agreement.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.  As of the filing date, no such additional funding requests have been made.

In June 2011, SORC also provided $418,088 to the Company which was used for the sole purpose of paying and retiring in full certain of the Company’s debt obligations and accrued interest.  During the first quarter of fiscal year 2012, all debt obligations and accrued interest other than amounts owed to Alleghany Capital were repaid.   Further, SORC provided $200,000 to the Company to reimburse a portion of the legal fees incurred in connection with the Agreements.  The proceeds used for retiring the debt obligations are recorded in additional paid in capital and reimbursement of legal fees are included in other income.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”).    Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors.  On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC , a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”).  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement.  Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty.   Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.  On October 11, 2012, under the LLC Agreement of the Plan Entity, the Plan Entity authorized one preferred membership unit and ten thousand common membership units.  As a result of the assignment of the Incentive Royalty, the preferred membership unit was issued to the Company and allows for complete control of the Plan Entity through the voting rights of the preferred membership unit.  The preferred and common membership units have no par value.  Seven thousand six hundred forty (7,640) of the common membership units were issued to certain officers and key employees of the Company on October 11, 2012 under the Plan.  The future funding of the Incentive Royalty, if any, is subject to certain conditions, as outlined in the Agreements.  If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Royalty Incentive, once all pertinent factors are known and considered probable.

On October 1, 2012, the Company announced that the SORC Board of Directors approved commencement of an EOR project under the Agreements.  The Company manages the project on behalf of SORC, which will increase the aggregate management fee payable to the Company by $17,083 per month under the MSA.  SORC is the Company’s sole provider of revenue.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the three and six month periods ended November 30, 2012 and 2011, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of November 30, 2012, and has a net loss of $257,694 for the six months ended November 30, 2012. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Laredo Oil, Inc.
Notes to Financial Statements
November 30, 2012
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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2012.  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long term notes payable approximates the carrying value.

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

The Company has warrant liabilities which are measured at fair value on a recurring basis at November 30, 2012 and 2011. The Company recorded a gain on revaluation of warrant liability of $7,551 and $39,837 for the three months ended November 30, 2012 and 2011, and of $28,620 and $481,864, for the six months ended November 30, 2012 and 2011, respectively.  For the year ended May 31, 2012, the Company reclassified $651,153 in warrant liabilities to equity due to amendments of related warrant agreements.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock, volatility and expected remaining life as disclosed in Note 6.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of November 30, 2012 and 2011:

Fair Value Measurements on a Recurring Basis

Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – November 30, 2012	$-	$44,736	$-	$44,736
Warrant Liabilities –November 30, 2011	$-	$149,491	$-	$149,491

Laredo Oil, Inc.
Notes to Financial Statements
November 30, 2012
(Unaudited)

NOTE 5- RELATED PARTY TRANSACTIONS

SORC and Alleghany Capital Corporation (“Alleghany Capital”) are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and six months ended November 30, 2012 is generated from charges to SORC. All outstanding long term notes payable at November 30, 2012 are held by Alleghany Capital.  See Note 8.

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

NOTE 6- STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Six Months Ended
	November 30, 2012	November 30, 2011
Share-based compensation:
General, selling and administrative expenses	$191,646	$-
Consulting and professional services	20,556	-
	212,202	-
Share-based compensation by type of award:
Stock options	191,646	-
Restricted stock	20,556	-
	$212,202	$-

Stock Options

No stock options were issued during the six months ending November 30, 2012.   On November 29, 2011, the Company granted 2.6 million stock options to employees with an exercise price of $0.20 per share, the fair market value on the date of grant.

Restricted Stock

In August 2012, Laredo Oil granted 500,000 shares of restricted stock to its new independent board member. The shares vest in equal increments annually over three years.

The fair value of the restricted stock granted is the intrinsic value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair values of restricted stock granted during the first quarter of fiscal year 2013 was $0.13.   No restricted stock was granted during the first six months in fiscal year 2012.

Warrants

No warrants have been issued during the first six months of fiscal year 2013.

During the first six months of fiscal year 2012, the Company issued warrants for 5,374,501 shares of common stock with a weighted average exercise price of $0.70 to an investment bank for its role in enabling the transactions with SORC.  These warrants were valued at $4,931,873 under the Black Scholes valuation method with the following assumptions:  risk free interest rate of 1.7%, volatility of 157%, expected term of 5 years and dividend rate of 0%.  In addition, the warrants previously issued to the convertible debt holders were repriced from $2.00 per share to $0.25 per share during June 2011.  A $179,515 expense was recorded in gain on revaluation of warrant liability as a result of repricing revaluation on June 14, 2011.  All outstanding warrants are currently exercisable through July 2015.

On June 14, 2011, as a result of the Agreements disclosed in Note 1, the warrants issued with the convertible notes were reclassified on the balance sheet to equity due to an amendment to the warrant agreement that removed the price protection on the warrants.  The warrants were revalued on June 14, 2011 and $651,153 in warrant liability was reclassified to additional paid in capital.

Laredo Oil, Inc.
Notes to Financial Statements
November 30, 2012
(Unaudited)

NOTE 6- STOCKHOLDERS' DEFICIT - continued

Contributions

As discussed in Note 1, $418,088 was recorded as contributions from SORC for proceeds used to pay in full certain debt obligations and accrued interest.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During June and July 2011, the ten convertible notes totaling $300,000 and accrued interest of $35,062 were paid in full using proceeds received from SORC as disclosed in Note 1.

NOTE 8– LONG TERM NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum.  As of November 30, 2012, accrued interest totaling $39,822 is recorded in accrued liabilities.  The interest is payable in either cash or in kind.  The notes have a maturity date of December 31, 2013 and are classified as long term notes payable.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

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

The Company and Mark See now provide to SORC both management services and expertise pursuant to the SORC License Agreement, MS-Company License Agreement and the MSA.  As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”).    Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors.  On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC , a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”).  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement.  Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty.   Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.  On October 11, 2012, under the LLC Agreement of the Plan Entity, the Plan Entity authorized one preferred membership unit and ten thousand common membership units. As a result of the assignment of the Incentive Royalty, the preferred membership unit was issued to the Company and allows for complete control of the Plan Entity through the voting rights of the preferred membership unit. The preferred and common membership units have no par value. 7,640 of the common membership units were issued to certain offices and key employees of the Company on October 11, 2012 under the Plan.  The future funding of the Incentive Royalty, if any, is subject to certain conditions, as outlined in the Agreements. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Royalty Incentive, once all pertinent factors are known and considered probable.

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

It is expected that SORC will be funded solely by Alleghany Capital Corporation, a wholly-owned subsidiary of Alleghany (“Alleghany Capital”), in exchange for issuance by SORC of 12% cumulative preferred stock and common stock.   Prior to the Company receiving any cash distributions from SORC, all accrued dividends must be paid and preferred shares redeemed which as of the date of this filing exceeds $16 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

The Company is a management services company managing both the acquisition of mature oil fields and the recovery of stranded oil from those fields using EOR methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.

The UGD method uses conventional mining processes to establish a chamber underneath an existing oil field from where closely spaced wellbores are intended to be drilled up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores.  This method is applicable to mature oil fields that have very specific geological characteristics.  The Company has done extensive research and has identified oil fields within the United States that it believes are qualified for UGD recovery methods.  The Company intends to manage and support SORC’s efforts to pursue and recover stranded oil from selected mature fields chosen from this group which may be acquired by SORC in its sole and absolute discretion.

SORC’s initial $16 million funding commitment under the Agreements has been exceeded.  On October 1, 2012, the Company announced that the SORC Board of Directors approved commencement of an EOR project under the Agreements.  The Company is currently managing that project on behalf of SORC by pursuing permits, amalgamating mineral rights in proximity to the project, securing contractors, and performing other ancillary activities supporting the effort.

SORC is the Company’s sole provider of revenue.

As a result of signing the Agreements with SORC, we started receiving payments under the MSA effective June 14, 2011 and received management fee revenue totaling $490,593 and $961,886 and recorded direct costs totaling $423,242 and $792,596 for the three and six month periods ended November 30, 2012, respectively.  Additionally, we received management fee revenue totaling $381,360 and $802,759 and recorded direct costs totaling $289,311 and $513,495 for the three and six month periods ended November 30, 2011, respectively.

During the quarters ended November 30, 2012 and 2011, respectively, we incurred operating expenses of $220,237 and $78,319. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports, and costs associated with fund raising. The increase in expenses for the quarter ended November 30, 2012 as compared to the same period in 2011 is primarily attributable to an increase in costs recognized associated with the issuance of stock options and restricted stock.  We incurred operating expenses of $444,914 and $5,182,282 during the six months ended November 30, 2012 and 2011, respectively.  The decrease in expenses for the six months ended November 30, 2012 as compared to the same period in 2011 is primarily attributable to the costs of closing the Alleghany transaction.  Offsetting this decrease is an increase in costs recognized in the first quarter of fiscal 2013 associated with the issuance of stock options and restricted stock.

Additionally, for the three and six months ended November 30, 2012 and 2011, the Company experienced gains on revaluation of the warrant liability of $7,551 and $28,620 and $39,837 and $481,864, respectively, due to a decrease in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

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

Our cash and cash equivalents at November 30, 2012 was $99,499.  Since entering into the SORC transaction on June 14, 2011, the Company has received $3,395,058 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of Company debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital.

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

These estimates and assumptions are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known.

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

None.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Amended and Restated Laredo Management Retention Plan dated as of October 11, 2012 (included as Exhibit 10.1 to our Form 10-Q filed October 15, 2012, File No. 333-153168 and incorporated herein by reference).

10.2	Amendment to Certificate of Formation of Laredo Royalty Incentive Plan, LLC (included as Exhibit 10.2 to our Form 10-Q filed October 15, 2012, File No. 333-153168 and incorporated herein by reference).

10.3	Limited Liability Company Agreement of Laredo Royalty Incentive Plan, LLC, dated as of October 11, 2012 (included as Exhibit 10.3 to our Form 10-Q filed October 15, 2012, File No. 333-153168 and incorporated herein by reference).

10.4	Form of Restricted Common Unit Agreement for Laredo Royalty Incentive Plan, LLC (included as Exhibit 10.4 to our Form 10-Q filed October 15, 2012, File No. 333-153168 and incorporated herein by reference).

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: January 11, 2013	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 11, 2013	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director