Form 10-Q
period 2013-02-28
Laredo Oil, Inc.
filed 2013-04-11
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2013

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

53,500,013 shares of common stock issued and outstanding as of April 10, 2013.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2012.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2012.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of February 28, 2013 and the results of its operations for the three and nine month periods and cash flows for the nine month periods then ended, have been included.  The results of operations for the three and nine month periods ended February 28, 2013 are not necessarily indicative of the results for the full year ending May 31, 2013.

Laredo Oil, Inc.
Balance Sheets

	February 28, 2013	May 31, 2012
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$112,957	$114,563
Prepaid expenses and other current assets	26,673	30,762
Total Current Assets	139,630	145,325

TOTAL ASSETS	$139,630	$145,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$26,689	$20,631
Accrued payroll liabilities	164,836	60,201
Accrued interest	45,000	29,293
Deferred management fee revenue	40,833	40,833
Warrant liabilities	64,111	73,356
Notes payable	350,000	-
Total Current Liabilities	691,469	224,314

Long term notes payable	-	350,000

TOTAL LIABILITIES	691,469	574,314

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,500,013 and 53,000,013 issued and outstanding, respectively	5,350	5,300
Additional paid in capital	6,055,180	5,735,121
Accumulated deficit	(6,612,369)	(6,169,410)
Total Stockholders’ Deficit	(551,839)	(428,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$139,630	$145,325

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Management fee revenue	$528,528	$388,884	$1,490,414	$1,191,643

Direct costs	493,817	302,934	1,286,413	816,429

Gross profit	34,711	85,950	204,001	375,214

General, selling and administrative expenses	129,405	61,466	404,755	112,545
Consulting and professional services	65,912	66,805	235,476	5,198,008

Total Operating Expense	195,317	128,271	640,231	5,310,553

Operating (loss)	(160,606)	(42,321)	(436,230)	(4,935,339)

Other income (expense)
(Loss) gain on revaluation of warrant liability	(19,376)	121,977	9,245	586,928
Other income	-	-	-	200,000
Interest expense	(5,283)	(5,332)	(15,974)	(19,769)

Net income (loss)	$(185,265)	$74,324	$(442,959)	$(4,168,180)

Net income (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.08)

Weighted average number of common shares outstanding	53,500,013	52,626,387	53,384,628	52,208,042

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2013	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(442,959)	$(4,168,180)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities
Stock issued for services	32,640	26,667
Warrants issued for services	-	4,931,873
Share based compensation	287,469	41,890
Gain on revaluation of warrant liability	(9,245)	(586,928)
Decrease in prepaid expenses and other current assets	4,089	2,667
(Decrease) increase in accounts payable and accrued liabilities	126,400	(197,440)
Increase in deferred management fee revenue	-	40,833

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(1,606)	91,382

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	-	(75,000)
Repayment of convertible notes payable	-	(300,000)
Capital contributions	-	418,088

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	43,088

Net (decrease) increase in cash and cash equivalents	(1,606)	134,470

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	114,563	428

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,957	$134,898

Supplemental disclosures
Interest Paid	$-	$43,323
Noncash Financing Activities
Reclassification of warrant liability to equity	$-	$651,153

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
February 28, 2013
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company is a management services company managing both the acquisition of mature oil fields and the recovery of stranded oil from those fields using Enhanced Oil Recovery (“EOR”) methods for its sole customer, Stranded Oil Resources Corporation (“SORC”), an indirect, wholly owned subsidiary of Alleghany Corporation.

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

On June 14, 2011, the Company entered into agreements with SORC to seek recovery of stranded crude oil from mature, declining oil fields by using the EOR method known as Underground Gravity Drainage (“UGD”).  Such agreements include license agreements, management services agreements, and other agreements (collectively the “Agreements”).

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement  (the “Management Service Agreement”) with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the MSA. The quarterly management fee of $122,500 is paid on the first day of each calendar quarter, and, as such, $40,833 has been recorded as deferred management fee revenue at February 28, 2013.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.  As of the filing date, no such additional funding requests have been made.

In June 2011, SORC also provided $418,088 to the Company which was used for the sole purpose of paying and retiring in full certain of the Company’s debt obligations and accrued interest.  During the first quarter of fiscal year 2012, all debt obligations and accrued interest other than amounts owed to Alleghany Capital Corporation (“Alleghany Capital”), the parent of SORC, were repaid.   Further, SORC provided $200,000 to the Company to reimburse a portion of the legal fees incurred in connection with the Agreements.  The proceeds used for retiring the debt obligations are recorded in additional paid in capital and reimbursement of legal fees are included in other income.

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

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the three and nine month periods ended February 28, 2013 and for the nine month period ended February 29, 2012, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

Laredo Oil, Inc.
Notes to Financial Statements
February 28, 2013
(Unaudited)

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of February 28, 2013, and has a net loss of $442,959 for the nine months ended February 28, 2013. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2013.  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long term notes payable approximates the carrying value.

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

The Company has warrant liabilities which are measured at fair value on a recurring basis at February 28, 2013 and February 29, 2012. The Company recorded a loss on revaluation of warrant liability of $19,376 for the three months ended February 28, 2013 and a gain on revaluation of warrant liability of $121,977 for the three months ended February 29, 2012, and a gain of $9,245 and $586,928, for the nine months ended February 28, 2013 and February 29, 2012, respectively.  For the year ended May 31, 2012, the Company reclassified $651,153 in warrant liabilities to equity due to amendments of related warrant agreements.  The Company measures the fair value of the warrant liabilities using the Black-Scholes method.  Inputs used to determine fair value under this method include the Company’s stock, volatility and expected remaining life as disclosed in Note 6.

Laredo Oil, Inc.
Notes to Financial Statements
February 28, 2013
(Unaudited)

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of February 28, 2013 and May 31, 2012:

Fair Value Measurements on a Recurring Basis

Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – February 28, 2013	$-	$64,111	$-	$64,111
Warrant Liabilities –May 31, 2012	$-	$73,356	$-	$73,356

NOTE 5- RELATED PARTY TRANSACTIONS

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and nine months ended February 28, 2013 is generated from charges to SORC. All outstanding notes payable at February 28, 2013 are held by Alleghany Capital.  See Note 8.

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

NOTE 6- STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Nine Months Ended
	February 28, 2013	February 29, 2012
Share-based compensation:
General, selling and administrative expenses	$287,469	$-
Consulting and professional services	32,640	-
	320,109	-
Share-based compensation by type of award:
Stock options	287,469	-
Restricted stock	32,640	-
	$320,109	$-

Stock Options

No stock options were issued during the nine months ending February 28, 2013.   On November 29, 2011, the Company granted 2.6 million stock options to employees with an exercise price of $0.20 per share, the fair market value on the date of grant.

Restricted Stock

In August 2012, Laredo Oil granted 500,000 shares of restricted stock to its new independent board member. The shares vest in equal increments annually over three years.

The fair value of the restricted stock granted is the intrinsic value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair values of restricted stock granted during the first quarter of fiscal year 2013 was $0.13.   No restricted stock was granted during the first nine months in fiscal year 2012.

Warrants

No warrants have been issued during the first nine months of fiscal year 2013.

During the first nine months of fiscal year 2012, the Company issued warrants for 5,374,501 shares of common stock with a weighted average exercise price of $0.70 to an investment bank for its role in enabling the transactions with SORC.  These

Laredo Oil, Inc.
Notes to Financial Statements
February 28, 2013
(Unaudited)

NOTE 6- STOCKHOLDERS' DEFICIT - continued

warrants were valued at $4,931,873 under the Black-Scholes valuation method with the following assumptions:  risk free interest rate of 1.7%, volatility of 157%, expected term of 5 years and dividend rate of 0%.  In addition, the warrants previously issued to the convertible debt holders were repriced from $2.00 per share to $0.25 per share during June 2011.  A $179,515 expense was recorded in gain on revaluation of warrant liability as a result of repricing revaluation on June 14, 2011.  All outstanding warrants are currently exercisable through July 2015.

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

NOTE 8– LONG TERM NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum.  As of February 28, 2013, accrued interest totaling $45,000 is recorded in accrued liabilities.  The interest is payable in either cash or in kind.  The notes have a maturity date of December 31, 2013 and have been reclassified to current liabilities as of February 28, 2013.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

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

The Company and Mark See now provide to SORC both management services and expertise pursuant to the SORC License Agreement, MS-Company License Agreement and the MSA.  As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”).    Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors.  On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”).  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement.  Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty.   Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

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

Under the MS-Company License Agreement, Mark See granted the Company an exclusive license to use certain knowhow and expertise.  The Stockholders Agreement, which shall not be effective unless and until the Royalty is converted into SORC common stock pursuant to the License Agreement, provides, among other things, that the Company shall have certain registration rights with respect to the SORC common stock it acquires.

The Agreements require the Company to maintain confidentiality of SORC confidential information, except to the extent such confidential information is required to be disclosed under applicable law, but such disclosure is expressly limited to the sole purpose of complying with such law and such disclosure is permitted only to the extent required by such law.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

RESULTS OF OPERATIONS

During the three month period ended February 28, 2013, development of the business relationship with SORC continued.  In the prior quarter, SORC’s initial $16 million funding commitment under the Agreements was exceeded, and as the Company announced on October 1, 2012 the SORC Board of Directors approved commencement of an EOR project under the Agreements.  During the third fiscal quarter ended February 28, 2013, certain required permits for the project were granted and Frontier-Kemper Construction, Inc. was selected as the heavy civil contractor to complete the first phase of the project encompassing construction of an underground drilling platform for SORC.  SORC construction and other contracts and costs exceeding $30 million have been issued thus far as part of this project phase which the Company estimates could take up to fifteen months to complete. Construction of the vertical wellbore began in March.

The UGD method uses conventional mining processes to establish a drilling chamber underneath an existing oil field from where closely spaced wellbores are intended to be drilled up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores.  This method is applicable to mature oil fields that have very specific geological characteristics.

The Company has done extensive research and has identified oil fields within the United States that it believes are qualified for UGD recovery methods.  The Company continues to manage and support SORC’s efforts to pursue and recover stranded oil from selected mature fields chosen from this group which may be acquired by SORC in its sole and absolute discretion.

As a result of the initiation of the construction phase of the current EOR project, the Company has hired six additional employees effective March 1, 2013, bringing the full time employee count to 12.  Funding for the new employees is provided by SORC under the terms of the MSA.

As a result of signing the Agreements with SORC, we started receiving payments under the MSA effective June 14, 2011 and have received management fee revenue totaling $528,528 and $1,490,414 and recorded direct costs totaling $493,817 and $1,286,413 for the three and nine month periods ended February 28, 2013, respectively.  Additionally, we received management fee revenue totaling $388,884 and $1,191,643 and recorded direct costs totaling $302,934 and $816,429 for the three and nine month periods ended February 29, 2012, respectively.

During the quarters ended February 28, 2013 and February 29, 2012, respectively, we incurred operating expenses of $195,317 and $128,271. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, and the preparation and filing of our required reports. The increase in expenses for the quarter ended February 28, 2013 as compared to the same period in 2012 is primarily attributable to an increase in costs recognized associated with the vesting of stock options and restricted stock, payroll, professional fees and travel.  We incurred operating expenses of $640,231 and $5,310,553 during the nine months ended February 28, 2013 and February 29, 2012, respectively.  The decrease in expenses for the nine months ended February 28, 2013 as compared to the same period in 2012 is primarily attributable to the costs of closing the SORC transaction.  Offsetting this decrease is an increase in costs associated with the issuance of stock options and restricted stock, payroll, and travel.

Additionally, for the three months ended February 28, 2013, the Company experienced a loss on revaluation of the warrant liability of $19,376 due to an increase in the common stock price.  For the nine months ended February 28, 2013 and three and nine months ended February 29, 2012, the Company experienced gains on revaluation of the warrant liability of $9,245, $121,977 and $586,928, respectively, due to a decrease in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

LIQUIDITY & CAPITAL RESOURCES

SORC is funded solely by Alleghany Capital Corporation (“Alleghany Capital”), a wholly-owned subsidiary of Alleghany Corporation and the parent of SORC, in exchange for issuance by SORC of 12% cumulative preferred stock.   In the event more funds are required to finance SORC operations and investments, additional shares of the preferred stock would be issued to Alleghany Capital in consideration for its additional investment. Prior to the Company receiving any cash distributions from SORC, all accrued dividends on the preferred shares must be paid and the preferred shares must be redeemed, the sum of which as of February 28, 2013 was approximately $21 million.

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

Our cash and cash equivalents at February 28, 2013 was $112,957.  Since entering into the SORC transaction on June 14, 2011, the Company has received $3,958,525 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of Company debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) providing services and expertise under the Agreements to expand operations so that SORC generates gross profit; and (b) controlling overhead and expenses.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations.  If needed, there can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.  SORC is the Company’s sole provider of revenue.

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

LAREDO OIL, INC.

(Registrant)

Date: April 10, 2013	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 10, 2013	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director