Form 10-K
period 2013-05-31
Laredo Oil, Inc.
filed 2013-08-29
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's outstanding shares of voting common stock held by non-affiliates based on the closing price of these shares on November 30, 2012 of $0.095 per share as reported on the OTC Bulletin Board, was $1.72 million.  That date was the last business day of the most recently completed second fiscal quarter.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 29, 2013, the registrant had 53,650,013 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

 ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2013 ON FORM 10-K

PART I

Item 1.	Business

Summary

Laredo Oil, Inc. (“the Company”) is a management services company managing both the acquisition of mature oil fields and the recovery of stranded oil from those fields using Enhanced Oil Recovery (“EOR”) methods for its sole customer, Stranded Oil Resources Corporation (“SORC”), an indirect, wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

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

The Company and Mark See now provide to SORC both management services and expertise pursuant to the SORC License Agreement, MS-Company License Agreement and the MSA.  As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”).    Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (the “Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors.  On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”).  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement.  Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty.   Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

The MSA provides that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  Mark See acts as the CEO of SORC pursuant to the MSA. He and other members of Company management spend substantially all of their time and effort in fulfilling the terms of the Agreements whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method.  The quarterly management services fee is $122,500 and the monthly management services fee is payment towards the salaries, benefit costs, and employment taxes specified for the Key Persons identified in the Agreements.  In addition, SORC reimburses the Company for expenses incurred by Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether or not to fund.  To date, no requests for additional funding have been submitted by the Company to SORC.

SORC is funded solely by Alleghany Capital Corporation (“Alleghany Capital”), a wholly-owned subsidiary of Alleghany in exchange for issuance by SORC of 12% Cumulative Preferred Stock and common stock.   Prior to the Company receiving any cash distributions from SORC, all accrued dividends must be paid and preferred shares redeemed.  As of May 31, 2013 SORC has received over $38.7 million in funding from Alleghany Capital.

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

Item 1.	Business - continued

Under the Finder’s Fee Agreement, SORC agreed to provide funding to the Company for amounts payable to Sunrise Securities Corporation (“Sunrise”) for certain finder’s fees relating to Alleghany’s investment in SORC, which amounts shall not exceed $1,100,000 in the aggregate.  As of May 31, 2013 the Company had accrued or paid Sunrise approximately $483,000 in fees.

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

Operating Hazards and Uninsured Risks

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. We believe that the cost and timing of drilling, completing and operating wells is often uncertain and that drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including low oil prices, title problems, weather conditions, delays by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services.  SORC’s future oil recovery activities may not be successful and, if unsuccessful, such failure may result in cancellation of the Agreements and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Operations that the Company will manage for SORC are subject to hazards and risks inherent in drilling for and producing and transporting oil, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to SORC properties and those of others. The Company maintains insurance against some but not all of the risks described above.  In particular, the insurance we maintain does not cover claims relating to failure of title to oil leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. The occurrence of an event that is not covered, or not fully covered, by insurance which we maintain or which SORC may acquire, could have a material adverse effect on our Royalty in the period such event may occur.

Governmental Regulation

Oil and natural gas exploration, production, transportation and marketing activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including but not limited to the Mine Safety and Health Administration (“MSHA”), the Federal Energy Regulatory Commission (“FERC”), the Environmental Protection Agency (“EPA”), the Bureau of Land Management (“BLM”), and various state regulatory agencies. Failure to comply with such laws, rules and regulations can result in substantial penalties, including the delay or stopping of our operations. The legislative and regulatory burden on the oil industry increases our cost of doing business and affects our Royalty.

Item 1.	Business - continued

State regulatory agencies, as well as the federal government when operating on federal or Indian lands, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil. These governmental authorities also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells.  All of these matters could affect our Royalty interest.

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

Federal regulations require certain owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on participants in the oil and gas industry. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments in 1990 and 1997 also impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations.  The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Most agencies recognize the unique qualities of oil and natural gas exploration and production operations. A number of agencies including but not limited to MSHA, the EPA, the BLM, the TCEQ, the OCC, the MBOGC and similar commissions within these states and other states have adopted regulatory guidance in consideration of the operational limitations on these types of facilities and their potential to emit pollutants.

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

Employees

As of May 31, 2013, we had 12 full-time employees and three independent directors.

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

As of May 31, 2013, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2012—Aug 2012	Fiscal Q2: Sep 2012—Nov 2012	Fiscal Q3: Dec 2012—Feb 2013	Fiscal Q4: Mar 2013 – May 2013
High Bid	0.15	0.10	0.11	0.34
Low Bid	0.083	0.07	0.085	0.01

	Fiscal Q1: Jun 2011—Aug 2011	Fiscal Q2: Sep 2011—Nov 2011	Fiscal Q3: Dec 2011—Feb 2012	Fiscal Q4: Mar 2012 – May 2012
High Bid	1.10	0.28	0.19	0.22
Low Bid	0.26	0.17	0.05	0.06

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

Holders

As of August 29, 2013 the Company had 53,650,013 shares of common stock issued and outstanding estimated to be held by more than 300 record holders which include holders who own units through their brokers "in street name".  Additionally, the Company had outstanding warrants to purchase 1,745,000 shares of stock at an exercise price equal to $0.25 per share, and outstanding warrants to purchase 5,374,501 shares of stock at an exercise price equal to $0.70 per share. The Company has also issued options to purchase 3,010,000 shares of common stock at $0.20 per share, 3,000,000 shares of common stock at $2.00 per share and 1,540,000 shares of common stock at $0.25 per share.  If shares underlying all outstanding warrants and both vested and unvested options were issued, the fully diluted number of shares outstanding would be 68,319,514 shares.

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

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	6,010,000	1.10	2,490,000 (2)
Equity compensation plans not approved by security holders	7,119,501 (3)(4)	0.59	N/A
Total	13,129,501	0.82	2,990,000

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

2)
During fiscal year 2012, we issued 500,000 restricted shares to each of our two independent directors for a total of one million shares.  During fiscal year 2013, we issued 500,000 restricted shares to our third independent director.  In total, 1,500,000 restricted shares have been issued to our independent directors under the Plan.  Since the restricted shares were issued to the directors, they are no longer available for issuance under the Plan and thus reduce the number of securities remaining available in this column.  In addition, we granted options to purchase 6,010,000 shares of common stock to employees during fiscal year 2012 and none in fiscal year 2013.  The restricted stock and options were issued under the 2011 Equity Incentive Plan for directors and employees.

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

As of May 31, 2013, Alleghany Capital Corporation has invested approximately $38.7 million, and as of the filing date of this report, invested over $44.3 million for a project  located near Fredonia, Kansas and a separate project located in another state.  A portion of these funds were used to acquire oil-producing leases or to purchase mineral rights totaling approximately 2,245 acres in Kansas.  In January 2013, permits were issued by the Kansas Corporation Commission (“KCC”) to begin work on the project, and in the spring, a construction contract was entered into with Frontier-Kemper to complete the first phase of the project.  Construction was underway as of the fiscal yearend, as it is as of the date of the filing of this report.

SORC has also acquired oil-producing leases in another state which contains a targeted oil reservoir.  Negotiations continue to acquire additional mineral rights and leases in that oil field, and the Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company is preparing to develop one or more test wells on the targeted field and, if certain criteria are met, will begin implementing the UGD recovery method after approval by the SORC board of directors.

When SORC acquires mineral rights, it generally will continue to operate any producing properties associated with those rights and expects to generate revenue and profit from doing so. Some mineral rights acquired thus far include leases which have producing wells on them.  Once development of the underground chamber and the UGD method is prepared for operation, selected conventional wells are expected to be plugged and abandoned after UGD production has begun.  The effect of such operational procedures should result in minimal disruption of oil production from the SORC field investments.

In accordance with the terms of the Agreements, the Company has agreed with SORC that it will not acquire any fields associated with UGD development.

Liquidity and Capital Resources

Due to the nature of the SORC transaction, the Company forecasts that it will need no additional funding in order to execute its agreements with SORC.  In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded solely by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock and common stock.   As of May 31, 2013, SORC has received $38.7 million in funding from Alleghany Capital.   As of the date of the filing of this report, that funding figure has grown to over $44.3 million.  Prior to the Company’s receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid and preferred shares redeemed.

Our reported cash at May 31, 2013 was $107,674.  For the year ended May 31, 2013, the Company received $2,204,676 from SORC in management fees.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as long-term.

Recently issued accounting pronouncements

Refer to Note 3 of the Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Results of Operations

As a result of signing the Agreements with SORC, we started receiving payments under the MSA effective June 14, 2011, and received and recorded management fee revenue and direct costs totaling $2,204,676 and $1,954,574 for the fiscal year ending May 31, 2013 and $1,581,145 and $1,145,166 for the fiscal year ending May 31, 2012.  The increase in revenues and direct costs is primarily attributable to an increase in employees in fiscal year ending May 31, 2013 as compared to fiscal year ending May 31, 2012.

During the years ended May 31, 2013 and 2012, respectively, we incurred operating expenses of $849,325 and $5,465,706.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports, and costs associated with fund raising.  The decrease in expenses for the year ended May 31, 2013 as compared to the same period in 2012 is primarily attributable to the costs of closing the Alleghany transaction.

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

Further, for the year ended May 31, 2013, the Company experienced a loss on revaluation of the warrant liability of $67,009 and for the year ended May 31, 2012, the Company experienced a gain on revaluation of the warrant liability of $541,086. These changes on revaluation are due to an increase and decrease in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2013.  As we grow, we are working on further improving our segregation of duties and level of supervision.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 29, 2013, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director Since
Donald Beckham	53	Independent Director	March 1, 2011
Clayton Van Levy	54	Independent Director	March 1, 2011
Michael H. Price	64	Independent Director	August 3, 2012
Mark See	52	Chief Executive Officer, Secretary and Director	October 16, 2009
Bradley E. Sparks	66	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

DONALD BECKHAM has served as a director of the Company since March 1, 2011. In 1993 he founded Beckham Resources, Inc. (“BRI”) which for the past 16 years has been a licensed, bonded and insured operator in good standing with the Railroad Commission of Texas.  Through BRI, Mr. Beckham has drilled and operated fields for his own account.  His expertise is in the acquisition, exploitation, exploration and production enhancement of mature oil and gas fields through which he has been able to enhance production by compressor optimization, pump design, work-over programs, stimulation techniques and identifying new pay zones.   BRI has operated wells in the following fields:  Hull, Liberty, Aransas Pass, McCampbell, Mission River, Garcitas Creek, Sour Lake, Batson, Barton Ranch and Dayton.   Prior to BRI, Mr. Beckham was the chief operations manager for Houston Oil Fields Corporation (“HOFCO”) where he began his career.  There he was responsible for drilling, production and field operations and managed approximately 100 people including engineers, geologists, land men, pumpers,  and other contract personnel, as well as state and federal environmental and regulatory functions.   He managed an annual capital budget of approximately $30 million and operated approximately 100 wells.   HOFCO drilled about 20 wells per annum and performed approximately 30 recompletions and work over operations each year.   HOFCO owned interests in about 10 key fields principally in Texas, and company--managed production was approximately 1,000 bpd of crude oil and 10 mm cfd of natural gas.  Fields that he managed were as follows:  Manvell, Cold Springs, Shepherd, Turtle Bay, Red Fish Bay, Dickinson, Refugio, Lost Lake, Liberty and Abbeville.  Mr. Beckham is a petroleum engineer and 1984 graduate of Mississippi State University.

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

Mr. Levy graduated from Tulane University with an MBA, Masters in Petroleum Engineering and a BS in Biomedical Engineering.

MICHAEL H. PRICE, has 39 years of senior financial and petroleum experience in the global oil and gas industry.  He has been a principal in Octagon Energy Advisors, a Houston based energy investment advisory firm, from 2002 to the present.  The firm advises financial institutions and institutional investors participating in energy investments.  Since 2008, he has been a Director at ING Capital which provides debt financing to domestic exploration and production companies.   From 1998 through 2002, Mr. Price was the Chief Financial Officer of Forman Petroleum Corporation.  Before that, Mr. Price was Managing Director at Chase Manhattan Bank for fifteen years, and was in charge of technical support for Chase’s worldwide energy merchant banking activities.  In his early career, he worked as a consulting principal on domestic petroleum engineering and landowner matters, and gained extensive international experience working with major oil companies in a variety of operating positions.  He holds a BS and MS from Illinois Institute of Technology, a MBA from the University of Chicago, a M.Sc. from the London School of Economics, and a MS in Petroleum Engineering from Tulane University

MARK SEE has been the Chief Executive Officer, Secretary, and a director of the Company since October 16, 2009.  He has over 24 years’ experience in tunneling, natural resources and the petroleum industries.  He was the founder and founding CEO of Rock Well Petroleum, a private oil & gas company from January 2005 until December 2008 and worked from then until October of 2009 forming Laredo Oil.  He was employed with Albian Sands as the Manager for the Alberta Oil Sands Projects at Fort McMurray, Alberta, Canada, a joint venture between Shell Canada and Chevron.  Mr. See was also President of Oil Recovery Enhancement LLC in Bozeman, Montana, a private oil company.  He was selected as one of the top 25 Engineers in North America by the Engineering News Record for his innovations in the petroleum industry.  He is a member of the Society of Mining Engineers and the Society of Petroleum Engineers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the previous fiscal year ended May 31, 2013, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company's officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached by reference as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.laredo-oil.com.

ITEM 11.	Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2013 and 2012 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Year	Salary ($)	Option Awards(1) ($)	Total ($)

Mark See	2013	434,780	-	434,780
Chief Executive Officer, Secretary and Chairman of the Board	2012	309,000	283,381	592,381

Bradley E. Sparks (2)	2013	340,296	-	340,296
Chief Financial Officer, Treasurer and Director	2012	238,600	283,381	521,981

(1)
Presentation includes amounts accrued for financial statement purposes under ASC Topic 718.  On April 12, 2012, Messrs. See and Sparks each received an option grant vesting equally over three years to acquire 1,500,000 shares of the Company’s Common Stock at an exercise price of $2.00 per share.

(2)	Includes $261,231 of salary paid to Mr Sparks and $79,065 of deferred compensation.

CEO Compensation and Termination of Employment Provision

Pursuant to a letter agreement dated October 16, 2009 between the Company and Mr. See, we agreed to pay Mr. See an annual base salary of $240,000, and, after the Company is funded with a minimum of $7.5 million of capital, a base salary of $450,000 per year. The base salary has an automatic cost of living increase of 10% per year.  He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500.  We also granted to Mr. See 12,844,269 shares of our common stock.  In October 2012, the Laredo Board of Directors voted to increase Mr. See’s salary to $450,000 per year as a result of the SORC Board of Directors both authorizing commencement of UGD development on the Company’s initial project with SORC and increasing the monthly management fee to fund the salary increase.  If Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three year period following the effective date of such termination. In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  Moreover, pursuant to a change in control severance agreement between us and Mr. See, if Mr. See is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. See terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until October 16, 2013.  In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

Pursuant to a letter agreement dated October 20, 2009 between the Company and Mr. Sparks, we agreed to pay Mr. Sparks an annual base salary of $180,000, and, after the Company is funded with a minimum of $7.5 million of capital, a base salary of $350,000 per year. The base salary has an automatic cost of living increase of 10% per year.  He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500.  We also granted to Mr. Sparks 2,824,857 shares of our common stock.  In April 2013 the Laredo Board of Directors voted to increase Mr. Sparks’ salary to $350,000 per year with the effect of the SORC Board of Directors authorizing commencement of UGD development on the Company’s initial project with SORC.  Since the Company is receiving insufficient funds under the MSA to pay the increased base salary, the difference of his actual paid base salary rate and the $350,000 per year rate, calculated monthly, is treated as deferred compensation until such time as the Company has adequate operating funds to satisfy such obligation or until otherwise paid through the issuance of equity or debt securities of the Company as determined by the Compensation Committee.  If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three year period following the effective date of such termination. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  Moreover, pursuant to a change in control severance agreement between us and Mr. Sparks, if Mr. Sparks is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until October 20, 2013.  In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

ITEM 11.	Executive Compensation - continued

Effective June 29, 2012, the Board approved the Laredo Management Retention Plan (the “Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the Incentive Royalty to be assigned to the Royalty Plan.  In accordance with the terms of the Royalty Plan, a new special purposes entity was formed on July 3, 2012 as a Delaware limited liability company (the “Plan Entity”).  On October 11, 2012, the Board (i) amended the Royalty Plan to, among other things, change the name of the Royalty Plan to “Laredo Royalty Incentive Plan”, (ii) appointed a Compensation Committee of the independent board members (the “Compensation Committee”) to administer the Royalty Plan and make awards thereunder, (iii) authorized the filing of an Amendment to the Certificate of Formation of the Plan Entity to change its name to “Laredo Royalty Incentive Plan, LLC”, (iv) adopted and approved an Assignment Agreement pursuant to which the Incentive Royalty was assigned to the Plan Entity in accordance with the Royalty Plan.  Also on October 11, 2012, the Compensation Committee made awards of Restricted Common Units of the Plan Entity (the “Plan Units”) pursuant to Award Agreements to certain of its employees, including a grant of 2,400 Plan Units (representing approximately 31.41% of the outstanding units) to Mark See, Chairman and CEO of the Company, and a grant of 1,280 Plan Units (representing approximately 16.75% of the outstanding units) to Bradley E. Sparks, the Company’s Chief Financial Officer.  These Plan Units will vest over a period of three years, but are subject to accelerated vesting upon the commencement of production under the initial UGD project as provided in the award agreement.  Ten thousand (10,000) Plan Units are authorized for issuance under the Royalty Plan, of which 7,640 Plan Units were issued and outstanding as of May 31, 2013.

Outstanding equity awards as of May 31, 2013:

(a) Name and Principle Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(c) Number of Securities Underlying Unexercised Options Unexercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Mark See CEO,President and Chairman of the Board	500,000	1,000,000	2.00	April 12, 2022
Bradley E. Sparks CFO, Treasurer & Director	500,000	1,000,000	2.00	April 12, 2022

In February 2011, the Company approved the Laredo Oil, Inc. 2011 Equity Incentive Plan.  The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011.

Director Compensation

(a)	(b)	(c)	(j)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donald Beckham	50,000	13,333	63,333
Clayton Van Levy	50,000	13,333	63,333
Michael H. Price	41,667	18,056	59,723

The compensation for each independent director is as follows:  quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in equal installments over three years, and all reasonable expenses associated with attendance at Board meetings.  One million shares of the aforementioned restricted stock was granted in January 2012 to Mssrs. Beckham and Levy and will be fully vested on March 1, 2014.  As of May 31, 2013, 333,334 shares of such restricted stock were vested for each of Mr. Beckham and Mr. Levy.   In August 2012, Mr. Price was granted 500,000 shares of restricted common stock vesting in equal installments over three years.  As of May 31, 2013, 166,665 shares were vested for Mr. Price.  Messrs. See and Sparks receive no additional compensation for Board service.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	23.9%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	10.1%

Mark See (3) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	31,096,676	58.0%

Bradley E. Sparks 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	2,824,857	5.3%

Donald Beckham (4) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	550,000	1.0%

Clayton Van Levy (4) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	550,000	1.0%

Michael H. Price (5) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	550,000	1.0%

All Directors and Officers as a Group (5 persons)	Direct	35,571,533	66.3%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares are mutually owned by Mr. and Mrs. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)
Includes 18,252,407 shares mutually owned by Mr. and Mrs. See, through Bedford Holdings, LLC and Darlington, LLC, as shown in the table above.   These 18,252,407 shares are the only shares owned by relatives which are required to be included in the total number of shares owned by all directors and officers as a group (5 persons).

(4)
Messrs. Beckham and Levy received 500,000 restricted shares vesting in equal annual installments over three years beginning March 1, 2011.  As of May 31, 2013, 333,334 shares were vested.  On August 8, 2013, Messrs. Beckham and Levy each were granted 50,000 restricted shares vesting in equal annual installments over three years beginning on the grant date.

(5)
Mr. Price received 500,000 restricted shares vesting in equal annual installments over three years beginning August 1, 2012.  As of the date of the filing of this Form 10-K, 166,666 shares have vested.  On August 8, 2013, Mr. Price was granted 50,000 restricted shares vesting in equal annual installments over three years beginning on the grant date.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

None.

ITEM 14.	Principal Accounting Fees and Services

(1)           Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $41,000 for the fiscal year ended May 31, 2012 and $51,446 for the fiscal year ended May 31, 2013.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under paragraph (1) above was $0.

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2013 and 2012 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $4,725 and $0, respectively.

(4)           All Other Fees

During the last two fiscal years ending May 31, 2013 and 2012, respectively there were $1,525 and $0 fees charged by the principal accountants other than those disclosed in (1) and (2) above.

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

10.10	Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed April 8, 2011 and incorporated herein by reference.

ITEM 15.	Exhibits, Financial Statement Schedules- continued

10.11
Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed April 12, 2011), included as Exhibit 10.2 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.12	Laredo Oil, Inc. 2011 Equity Incentive Plan, included as Exhibit 4.1 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.13	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Stock Option Award Certificate, included as Exhibit 4.2 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.14	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Restricted Stock Award Certificate, included as Exhibit 4.3 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.15	Amended and Restated Laredo Management Retention Plan dated as of October 11, 2012, included as Exhibit 10.1 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.16	Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC., included as Exhibit 10.16 to our Form 10-K filed on August 29, 2012 and incorporated by reference herein.

10.17	Amendment to Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC, included as Exhibit 10.2 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.18
Limited Liability Company Agreement of Laredo Royalty Incentive Plan, LLC, dated as of October 11, 2012, included as Exhibit 10.3 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.19	Form of Restricted Common Unit Agreement for Laredo Royalty Incentive Plan, LLC. , included as Exhibit 10.4 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

14.1	Code of Ethics for Employees and Directors, included as Exhibit 14.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the "Registrant")

Date: August 29, 2013	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2013	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 29, 2013	By:	/s/ BRADLEY E. SPARKS
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: August 29, 2013	By:	/s/ DONALD BECKHAM
Donald Beckham
Director

Date: August 29, 2013	By:	/s/ CLAYTON VAN LEVY
Clayton Van Levy
Director

Date: August 29, 2013	By:	/s/ MICHAEL H. PRICE
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Laredo Oil, Inc.

We have audited the accompanying balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Oil, Inc. as of May 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell,  L.L.P.
WEAVER AND TIDWELL, L.L.P.

Austin, Texas
August 28, 2013

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	AUSTIN 1601 SO. MoPAC EXPRESSWAY, SUITE D250, AUSTIN, TX 78746 P: (512) 609 1900 F: (512) 609 1911

Laredo Oil, Inc.
Balance Sheets

	May 31,	May 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$107,674	$114,563
Prepaid expenses and other current assets	35,690	30,762
Total Current Assets	143,364	145,325

TOTAL ASSETS	$143,364	$145,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$27,963	$20,631
Accrued payroll liabilities	222,631	60,201
Accrued interest	50,293	29,293
Deferred management fee revenue	40,833	40,833
Warrant liabilities	140,365	73,356

Total Current Liabilities	482,085	224,314

Long term notes payable	350,000	350,000

TOTAL LIABILITIES	832,085	574,314

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,500,013 and 53,000,013 issued and outstanding, respectively	5,350	5,300
Additional paid in capital	6,163,086	5,735,121
Accumulated deficit	(6,857,157)	(6,169,410)

Total Stockholders’ Deficit	(688,721)	(428,989)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$143,364	$145,325

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations

	Year Ended	Year Ended
	May 31, 2013	May 31, 2012

Management fee revenue	$2,204,676	$1,581,145

Direct costs	1,954,574	1,145,166

Gross profit	250,102	435,979

General, selling and administrative expenses	546,074	192,922
Consulting and professional services	303,251	5,272,784
Total Operating Expense	849,325	5,465,706

Operating loss	(599,223)	(5,029,727)

Non-operating income (expense)
Gain (loss) on revaluation of warrant liability	(67,009)	541,086
Other income	-	200,000
Interest expense	(21,515)	(25,287)

Net loss	$(687,747)	$(4,313,928)

Net loss per share, basic and diluted	$(0.01)	$(0.08)

Weighted average number of basic and diluted common shares outstanding	53,413,712	52,407,117

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statement of Stockholders' Deficit
For the Years Ended May 31, 2013 and 2012

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance at May 31, 2011	52,000,013	$5,200	-	$-	$(400,984)	$(1,855,482)	$(2,251,266)

Reclassification from warrant liability to equity	-	-	-	-	651,153	-	651,153

Issuance of restricted stock	1,000,000	100	-	-	33,233	-	33,333

Issuance of options	-	-	-	-	101,758	-	101,758

Issuance of warrants	-	-	-	-	4,931,873	-	4,931,873

Contribution	-	-	-	-	418,088	-	418,088

Net Loss	-	-	-	-	-	(4,313,928)	(4,313,928)

Balance at May 31, 2012	53,000,013	5,300	-	-	5,735,121	(6,169,410)	(428,989)

Issuance of restricted stock	500,000	50	-	-	44,674	-	44,724

Share based compensation	-	-	-	-	383,291	-	383,291

Net Loss	-	-	-	-	-	(687,747)	(687,747)

Balance at May 31, 2013	53,500,013	$5,350	-	$-	$6,163,086	$(6,857,157)	$(688,721)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2013	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(687,747)	$(4,313,928)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Stock issued for services	44,724	33,333
Warrants issued for services	-	4,931,873
Share based compensation	383,291	101,758
Loss (gain) on revaluation of warrant liability	67,009	(541,086)
Increase in prepaid expenses and other current assets	(4,928)	(6,711)
Increase (decrease) in accounts payable and accrued liabilities	190,762	(175,025)
Increase in deferred management fee revenue	-	40,833

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(6,889)	71,047

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Repayment of note payable	-	(75,000)
Repayment of convertible notes payable	-	(300,000)
Capital contributions	-	418,088

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	43,088

Net (decrease) increase in cash and cash equivalents	(6,889)	114,135

Cash and cash equivalents at beginning of period	114,563	428

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,674	$114,563

Supplemental disclosures
Interest Paid	$-	$43,323

Noncash Financing Activities
Reclassification of warrant liability to equity	$-	$651,153

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended May 31, 2013 and for all periods presented have been made.

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the MSA. The quarterly management fee of $122,500 is paid on the first day of each calendar quarter, and, as such, $40,833 has been recorded as deferred management fee revenue at May 31, 2013. In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

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

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement. Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through May 31, 2013 the subsidiary has had no activity.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2013

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the years ended May 31, 2013 and 2012, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has a net loss of approximately $688,000 for the year ended May 31, 2013. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

REVENUE RECOGNITION

Revenue is recognized from services when it is realized or realizable and earned.  Management fee revenue is considered realized and earned when persuasive evidence of an arrangement exists, the service has been performed, the sales price is fixed and determinable, no significant unfulfilled obligation exists, and collection is reasonably assured.

CASH AND CASH EQUIVALENTS

All highly liquid investments with maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2013 and 2012.  At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company financed directors’ and officers’ insurance and is amortizing the expense over the 12 month contract life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2013.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long term notes payable approximate their carrying value.

FASB ASC 820, Fair Value Measurements (“FASB ASC 820”), defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. FASB ASC 820 provides a framework for measuring fair value, establishes a three level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

 The Company has warrant liabilities which are measured at fair value on a recurring basis at May 31, 2013 and 2012. The Company recorded a loss on revaluation of warrant liability of $67,009 for the year ended May 31, 2013 and a gain on revaluation of warrant liability of $541,086 for the year ended May 31, 2012.  For the year ended May 31, 2012, the Company reclassified $651,153 in warrant liabilities to equity due to amendments of related warrant agreements.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock, volatility and expected remaining life as disclosed in Note 7.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of May 31, 2013 and 2012:

Fair Value Measurements on a Recurring Basis

	Quoted prices in active markets	Other observable inputs	Unobservable inputs
Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – May 31, 2013	$-	$140,365	$-	$140,365
Warrant Liabilities – May 31, 2012	$-	$73,356	$-	$73,356

There were no assets or liabilities measured at fair value on a non-recurring basis as of May 31, 2013 or 2012.

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

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2013

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” to improve the transparency of reporting these reclassifications. This update is effective for reporting periods beginning after December 15, 2012. The new amendments require further disclosure of the effects significant amounts reclassified out of accumulated other comprehensive income. The Company does not expect the adoption of this guidance to have a material effect on its financial condition, results of operations, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - LOSS PER SHARE

Basic and diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of both May 31, 2013 and 2012, warrants to purchase 7,119,501 shares of common stock and options to purchase 6,010,000 of common stock were not included in the computation of diluted net loss per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2013	2012
Numerator - net loss attributable to
common stockholders	$(687,747)	$(4,313,928)

Denominator - weighted average
number of common shares outstanding	53,413,712	52,407,117

Basic and diluted loss
per common share	$(0.01)	$(0.08)

NOTE 5 - RELATED PARTY TRANSACTIONS

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“FASB ASC 850”) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships:

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the year ended May 31, 2013 and 2012 is generated from charges to SORC. All outstanding long term notes payable at May 31, 2013 and 2012 are held by Alleghany.  See Note 8.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2013

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Year Ended
	May 31, 2013	May 31, 2012
Share-based compensation:
General, selling and administrative expenses	$383,291	$101,758
Consulting and professional services	44,724	33,333
	428,015	135,091
Share-based compensation by type of award:
Stock options	383,291	101,758
Restricted stock	44,724	33,333
	$428,015	$135,091

Stock Options

During the year ended May 31, 2012, the Company granted 3.01 million stock options to employees with an exercise price of $0.20 per share, the fair market value on the date of grant and an additional 3.0 million stock options to employees with an exercise price of $2.00.  The options vest monthly over three years.   For the years ended May 31, 2013 and 2012, respectively, $383,291(for 2,003,333 vested shares) and $101,758 (for 622,778 vested shares) was recognized as expense related to the stock options.  As of May 31, 2013, $664,827 in expense was  not recognized for 3,383,889 unvested shares with a weighted average vesting period of 1.7 years.  As of May 31, 2012, $964,339 of  expense was not recognized for 5,387,222 unvested shares with a weighted average vesting period of 2.8 years.  The grant date fair values of employee stock option grants, as well as the assumptions used in calculating these values for the fiscal year ending May 31, 2012, were based on estimates at the date of grant as follows:

Year Ended
May 31, 2012
Option life	7.0 years
Risk-free interest rate	1.410% - 2.19%
Stock price volatility	158.55%- 175.71%
Weighted-average grant date fair value	$0.19 - $0.20

The following table summarizes information about options granted during the years ended May 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price ($)

Balance, May 31, 2011	-	$-
Options granted and assumed	6,010,000	1.10
Options expired	-	-
Options cancelled, forfeited	-	-
Options exercised	-	-

Balance, May 31, 2012	6,010,000	$1.10
Options granted and assumed	-	-
Options expired	-	-
Options cancelled, forfeited	-	-
Options exercised	-	-

Balance, May 31, 2013	6,010,000	$1.10

No additional options were issued during the fiscal year ending May 31, 2013.  All stock options are exercisable upon vesting.

As of May 31, 2013 and 2012, 6,010,000 options have been granted at a weighted average exercise price of $1.10.  No options have expired, been cancelled or forfeited or exercised during the fiscal year ending May 31, 2013.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2013

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

Restricted Stock

Effective November 6, 2011, the holders of a majority of the shares of common stock of the Company took action by written consent to approve the Plan.  Stockholders owning an aggregate of 31,096,676 shares, or 59.8% of the issued and outstanding common stock of the Company, approved the matter.  The Plan and corresponding agreements are exhibits to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 8, 2011.  The Plan reserved 10,000,000 shares of common stock for issuance to eligible recipients.  Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities.  The Company’s board of directors has the discretion to set the amount and vesting period of award grants.

On January 3, 2012, the Company granted under the Plan a total of 1 million shares of restricted stock to its two independent board members.  During fiscal year ending May 31, 2013, an additional 500,000 shares of restricted stock was issued to a third independent board member.  The shares vest in equal increments over a three year period.  As of May 31, 2013, a total of 666,667 shares vested.  $44,722 and $33,333 in expense was recognized for the years ended May 31, 2013 and 2012, respectively.  The unvested portion of the shares amounts to $66,944 and is expected to be recognized as expense over the next three fiscal years.

The fair value of the restricted stock granted is the intrinsic value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair values of restricted stock granted during fiscal years ending May 31, 2013 and 2012, respectively, was $0.13 and $0.08.

Warrants

During the first quarter of the fiscal year ending May 31, 2012, the Company issued warrants for 5,374,501 shares of common stock with a weighted average exercise price of $0.70 to an investment bank for its role in enabling the transactions with SORC.  These warrants were valued at $4,931,873 under the Black Scholes valuation method with the following assumptions:  risk free interest rate of 1.7%, volatility of 157%, expected term of 5 years and dividend rate of 0%.  In addition, the warrants previously issued to the convertible debt holders were re-priced from $2.00 per share to $0.25 per share during June 2011.  A $179,515 expense was recorded in gain on revaluation of warrant liability as a result of repricing revaluation on June 14, 2011.  All outstanding warrants are currently exercisable.

On June 14, 2011, as a result of the Agreements disclosed in Note 1, the warrants issued with the convertible notes were reclassified on the balance sheet to equity due to an amendment to the warrant agreement that removed the price protection on the warrants.  The warrants were revalued on June 14, 2011 and $651,153 in warrant liability was reclassified to additional paid in capital.

The following table summarizes information about warrants granted during the years ended May 31, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2011	1,745,000	$0.25
Warrants granted and assumed	5,374,501	0.70
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2012	7,119,501	$0.59
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2013	7,119,501	$0.59

All warrants are exercisable as of May 31, 2013.

Contributions

As discussed in Note 1, $418,088 was recorded as contributions from SORC during the fiscal year ending May 31, 2012 for proceeds used to pay in full certain debt obligations and accrued interest.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2013

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During May and June 2010, the Company issued ten convertible notes totaling $300,000, with an interest rate of 10% per annum, related to the Purchase Agreement.  The convertible notes are payable upon the Company’s obtaining new financing and are reported as current liabilities.  The notes and accrued interest are convertible into the Company’s common stock unless settled in cash.  The stock price used to calculate the convertible notes into common stock is the lowest stock price less 20%, used for all shares issued with the New Financing as per the Convertible Note Agreements.  In addition, the Company issued warrants to purchase 770,000 aggregate shares of capital stock. These warrants are exercisable for five years from the date of the Notes and warrants.  The exercise price of each warrant will be equal to the lesser of the conversion price of the corresponding Note or $2.00.    Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants.  Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations.  The fair value of the warrants was determined during fiscal years ending May 31, 2013 and 2012 using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2013	2012

Risk-free interest rates	1.21%	1.41%
Contractual life	1.3 years	1.2 years
Expected volatility	184.9%	169.8%
Dividend yield	0%	0%

On June 14, 2011, the warrants issued with the convertible notes were reclassified to equity.  See Note 6.  Upon reclassification, the fair value of the warrants was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

2012

Risk-free interest rates	2.34%
Contractual life	1.63 years
Expected volatility	157.8%
Dividend yield	0%

During June and July 2011, the ten convertible notes totaling $300,000 and accrued interest of $35,062 were paid in full using proceeds received from SORC as disclosed in Note 1.

NOTE 8 – NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 as of May 31, 2013 and 2012 at the rate of 6% per annum.  In November 2011, the Company and Alleghany Capital Corporation agreed to extend the maturity dates of the aggregate $350,000 Senior Promissory Notes Payable to December 31, 2013 and the Company reclassified the notes to long term obligations as of May 31, 2012.   The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2013 and 2012.  The Company’s tax returns for the fiscal years ended May 31 of 2008 to 2011 remain subject to examination by the tax authorities.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2013

NOTE 9 - PROVISION FOR INCOME TAXES - continued

The components of the Company's deferred tax asset as of May 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss	$421,322	$429,627
Other	127,121	26,763
Valuation allowance	(548,443)	(456,390)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2013	2012
Tax at statutory rate (34%)	$233,834	$1,466,736
Effect of non-deductible permanent differences	(71,729)	(1,502,238)
Other	(70,052)	(61,833)
(Increase) decrease in valuation allowance	(92,053)	97,335
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2028 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 10 – OFFICE LEASES

The Company has leases for office space in Colorado and Montana expiring on various dates through June 2015.  Future minimum lease payments to be paid under these lease agreements for the years ending May 31 are as follows:

2014	$40,601
2015	26,987
2016	2,254
$69,842

Rent expense amounted to $39,462 and $19,820 for the years ending May 31, 2013 and 2012, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On August 8, 2013, the three independent board members were each granted 50,000 restricted shares which vest in equal annual installments over three years beginning on the grant date.

In addition, on August 8, 2013, the Company granted 1,540,000 stock options to employees with an exercise price of $0.25 per share, the fair market value on the date of grant.  The options vest monthly over three years.   The grant date fair value of this employee stock option grant amounted to approximately $380,000.  The assumptions used in calculating these values were based on an estimated contractual life of 7.0 years, volatility of 187% and a 1.98% risk free interest rate at the date of grant.

In August 2013, the Company and Alleghany Capital Corporation agreed to extend the maturity dates of the aggregate $350,000 senior promissory notes payable to December 31, 2014 and the Company classified the notes as long term obligations as of May 31, 2013.