Form 10-Q
period 2013-08-31
Laredo Oil, Inc.
filed 2013-10-15
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2013

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

53,650,013 shares of common stock issued and outstanding as of October 15, 2013.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2013.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2013.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of August 31, 2013 and the results of its operations and cash flows for the three month period then ended, have been included.  The results of operations for the three month period ended August 31, 2013 are not necessarily indicative of the results for the full year ending May 31, 2014.

Laredo Oil, Inc.
Balance Sheets

	August 31, 2013	May 31, 2013
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$91,694	$107,674
Prepaid expenses and other current assets	49,901	35,690
Total Current Assets	141,595	143,364

TOTAL ASSETS	$141,595	$143,364

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$42,015	$27,963
Accrued payroll liabilities	261,718	222,631
Accrued interest	55,586	50,293
Deferred management fee revenue	40,833	40,833
Warrant liabilities	189,240	140,365

Total Current Liabilities	589,392	482,085

Long term notes payable	350,000	350,000

TOTAL LIABILITIES	939,392	832,085

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,650,013 and 53,500,013 issued and outstanding, respectively	5,365	5,350
Additional paid in capital	6,272,020	6,163,086
Accumulated deficit	(7,075,182)	(6,857,157)

Total Stockholders’ Deficit	(797,797)	(688,721)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$141,595	$143,364

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2013	August 31, 2012

Management fee revenue	$700,197	$471,294

Direct costs	648,518	369,354

Gross profit	51,679	101,940

General, selling and administrative expenses	130,732	141,261
Consulting and professional services	84,662	83,416

Operating loss	(163,715)	(122,737)

Non-operating income (expense)
(Loss)/Gain on revaluation of warrant liability	(48,875)	21,069
Interest expense	(5,435)	(5,423)

Net loss	$(218,025)	$(107,091)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of basic and common shares outstanding	53,539,143	53,157,622

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2013	August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(218,025)	$(107,091)
Adjustments to Reconcile Net Loss to Net Cash (Used in)/Provided by Operating Activities
Stock issued for services	13,125	8,472
Warrants issued for services	-	-
Share based compensation	95,824	95,824
Loss/(Gain) on revaluation of warrant liability	48,875	(21,069)
Increase in prepaid expenses and other current assets	(14,211)	(4,467)
(Decrease)/increase in accounts payable and accrued liabilities	58,432	38,725
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(15,980)	10,394

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOW FROM FINANCING ACTIVITIES	-	-

Net (decrease) increase in cash and cash equivalents	(15,980)	10,394

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,674	114,563

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,694	124,957

Noncash Financing Activities
Reclassification of warrant liability to equity	$-	(107,091)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2013
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On June 14, 2011, the Company entered into agreements with Stranded Oil Resources Corporation (“SORC”) to seek recovery of stranded crude oil from mature, declining oil fields by using the Enhanced Oil Recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”).  Such agreements include license agreements, management services agreements, and other agreements (collectively the “Agreements”).  SORC is a subsidiary of Alleghany Capital Corporation (“Alleghany Capital”) which is a subsidiary of Alleghany Corporation (“Alleghany”).

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement  (the “Management Service Agreement”) with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Management Services Agreement. The quarterly management fee was raised from $122,500 per quarter to $137,500 per quarter in August 2013 and is paid on the first day of each calendar quarter, and, as such, $40,833 has been recorded as deferred management fee revenue at August 31, 2013.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the Management Services Agreement.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through August 31, 2013 the subsidiary has had no activity.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the three month periods ended August 31, 2013 and 2012, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of August 31, 2013, and has a net loss of approximately $218,000 for the quarter ended August 31, 2013. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2013
(Unaudited)

NOTE 3 - RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it.  It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2013.  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long term notes payable approximates the carrying value.

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

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. Valuation under level 3 generally involves a significant degree of judgment from management.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The Company has warrant liabilities which are measured at fair value on a recurring basis at August 31, 2013 and 2012. The Company recorded a loss on revaluation of warrant liability of $48,875 and a gain on revaluation of warrant liability of $21,069 for the three months ended August 31, 2013 and 2012, respectively.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock, volatility and expected remaining life as disclosed in Note 6.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of August 31, 2013 and 2012:

Fair Value Measurements on a Recurring Basis

Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – August 31, 2013	$-	$189,240	$-	$189,240
Warrant Liabilities – August 31, 2012	$-	$52,287	$-	$52,287

NOTE 5 - RELATED PARTY TRANSACTIONS

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“FASB ASC 850”) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships:

●	Affiliates of the entity;

●	Entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity;

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2013
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS - continued

●	Trusts for the benefit of employees;

●	Principal owners of the entity and members of their immediate families;

●	Management of the entity and members of their immediate families;

Other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three months ended August 31, 2013 and 2012 is generated from charges to SORC. All outstanding long term notes payable at August 31, 2013 and 2012 are held by Alleghany Capital.  See Note 8.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Three Months Ended
	August 31, 2013	August 31, 2012
Share-based compensation:
General, selling and administrative expenses	$95,824	$95,824
Consulting and professional services	13,125	8,472
	108,934	104,296
Share-based compensation by type of award:
Stock options	95,824	95,824
Restricted stock	13,125	8,472
	$104,296	$104,296

Stock Options

On August 8, 2013, the Company granted 1,540,000 stock options to employees with an exercise price of $0.25 per share, the fair market value on the date of grant.  The options vest monthly over three years beginning September 1, 2013 and expire on August 8, 2023.   The grant date fair value of this employee stock option grant amounted to approximately $380,000.  The assumptions used in calculating these values were based on an estimated contractual life of 7.0 years, volatility of 187% and a 1.98% risk free interest rate at the date of grant.

Restricted Stock

On August 8, 2013, the three independent board members were each granted 50,000 restricted shares which vest in equal annual installments over three years beginning on the grant date.

The fair value of the restricted stock granted is the market value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair value of restricted stock granted during the first quarter of fiscal year 2014 was $37,500, using $0.25 per share.

In August 2012, Laredo Oil granted 500,000 shares of restricted stock to its new independent board member at a grant date fair value of $145,000 using $0.13 per share. The shares vest over three years.

Warrants

No warrants have been issued during the first quarter of fiscal year 2014 or 2013.

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

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2013
(Unaudited)

NOTE 7 - CONVERTIBLE NOTES PAYABLE

During May and June 2010, the Company issued ten convertible notes totaling $300,000, with an interest rate of 10% per annum, related to the Purchase Agreement. During June and July 2011, the ten convertible notes and accrued interest were repaid in full.

In addition, the Company issued warrants to purchase 770,000 aggregate shares of capital stock. These warrants are exercisable for five years from the date of the Notes and warrants. The exercise price of each warrant will be equal to the lesser of the conversion price of the corresponding Note or $2.00. Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations. The fair value of the warrants was determined during the three months ending August 31, 2013 and 2012 using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2013	2012

Risk-free interest rates	0.39%	1.18%
Contractual life	2.0 years	1.2 years
Expected volatility	186.0%	187.3%
Dividend yield	0%	0%

NOTE 8 - LONG TERM NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum.  As of August 31, 2013, accrued interest totaling $55,586 is recorded in accrued liabilities.  The interest is payable in either cash or in kind.  The notes have been amended and restated and now have a maturity date of December 31, 2014 and are classified as long term notes payable.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

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

As of August 31, 2013, Alleghany Capital Corporation has invested approximately $44.7 million for a project located near Fredonia, Kansas and a separate project located in another state.  A portion of these funds were used to acquire oil-producing leases or to purchase mineral rights.  Construction continues for the Kansas project as of the date of the filing of this report.

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

In accordance with the terms of the Agreements, the Company has agreed with SORC that it will not acquire for its own account any fields associated with UGD development unless authorized by the SORC Board of Directors.

LIQUIDITY & CAPITAL RESOURCES

Due to the nature of the SORC transaction, the Company forecasts that it will need no additional funding in order to execute its agreements with SORC.  In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded solely by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock and common stock.   As of August 31, 2013, SORC has received approximately $44.7 million in funding from Alleghany Capital.    Prior to the Company’s receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid and preferred shares redeemed.

Our reported cash at August 31, 2013 was $91,694.  Since entering into the SORC transaction on June 14, 2011, the Company has received $5,490,831 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of Company debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital.

RESULTS OF OPERATIONS

As a result of the ongoing Agreements with SORC, we received and recorded management fee revenue and direct costs totaling $700,197 and $648,518 for the first quarter ending August 31, 2013.  We received and recorded management service fee revenue and direct costs totaling $471,294 and $369,354, respectively, for the three months ended August 31, 2012.  The increases in management fee revenue and direct costs are primarily attributable to additional direct personnel costs which are reimbursable.

During the first quarter ended August 31, 2013 and 2012, respectively, we incurred operating expenses of $215,394 and $224,677. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, and the preparation and filing of our required reports.

Additionally, for the quarter ended August 31, 2013 and 2012, the Company experienced a loss on revaluation of the warrant liability of $48,875 and a gain on revaluation of the warrant liability of $21,069, respectively, due to the changes in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.  The Company’s operating income (loss) will continue to be affected by changes of value of the warrant liability associated with the warrants issued in conjunction with the sale of $500,000 of common stock in 2010 and which contain price-protection provisions.  Those warrants will be outstanding until they are either exercised or expire in July 2015.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to revaluation of warrants as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to the valuation of warrants.

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

LAREDO OIL, INC.

(Registrant)

Date: October 15, 2013	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 15, 2013	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director