Form 10-Q
period 2014-02-28
Laredo Oil, Inc.
filed 2014-04-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2014

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

53,600,013 shares of common stock issued and outstanding as of April 14, 2014.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2013.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2013.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of February 28, 2014 and the results of its operations for the three and nine month periods and cash flows for the nine month periods then ended, have been included.  The results of operations for the three and nine month periods ended February 28, 2014 are not necessarily indicative of the results for the full year ending May 31, 2014.

Laredo Oil, Inc.
Balance Sheets
	February 28, 2014	May 31, 2013
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$385,649	$107,674
Prepaid expenses and other current assets	38,348	35,690
Total Current Assets	423,997	143,364

TOTAL ASSETS	$423,997	$143,364

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$33,292	$27,963
Accrued payroll liabilities	372,591	222,631
Accrued interest	70,445	50,293
Deferred management fee revenue	296,330	40,833
Notes payable	350,000	-
Warrant liabilities	208,061	140,365

Total Current Liabilities	1,330,719	482,085

Long term notes payable	-	350,000

TOTAL LIABILITIES	1,330,719	832,085

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,650,013 and 53,500,013 issued and outstanding, respectively	5,365	5,350
Additional paid in capital	6,544,462	6,163,086
Accumulated deficit	(7,456,549)	(6,857,157)

Total Stockholders’ Deficit	(906,722)	(688,721)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$423,997	$143,364

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013

Management fee revenue	$974,398	$528,528	$2,443,246	$1,490,414

Direct costs	875,582	493,817	2,267,072	1,286,413

Gross profit	98,816	34,711	176,174	204,001

General, selling and administrative expenses	195,158	129,405	451,555	404,755
Consulting and professional services	78,345	65,912	235,850	235,476

Total Operating Expense	273,503	195,317	687,405	640,231

Operating (loss)	(174,687)	(160,606)	(511,231)	(436,230)

Other income (expense)
Gain (loss) on revaluation of warrant liability	58,317	(19,376)	(67,695)	9,245
Interest expense	(6,105)	(5,283)	(20,464)	(15,974)

Net (loss)	$(122,475)	$(185,265)	$(599,390)	$(442,959)

Net (loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	53,650,013	53,500,013	53,612,650	53,384,628

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2014	February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(599,390)	$(442,959)
Adjustments to Reconcile Net Loss to Net Cash Provided (Used) by Operating Activities
Stock issued for services	41,110	32,640
Warrants issued for services	-	-
Share based compensation	340,279	287,469
Loss (gain) on revaluation of warrant liability	67,696	(9,245)
(Increase) decrease in prepaid expenses and other current assets	(2,658)	4,089
Increase in accounts payable and accrued liabilities	175,441	126,400
Increase in deferred management fee revenue	255,497	-

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	277,975	(1,606)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase (decrease) in cash and cash equivalents	277,975	(1,606)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	107,674	114,563

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$385,649	$112,957

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC management services and expertise through exclusive, perpetual license agreements and a management services agreement  (the “Management Service Agreement”) with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly management service fee provides funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the Management Services Agreement. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. Accordingly, the Company has recorded deferred revenue of $250,497 for one month of service reflecting a payment received on February 28, 2014 for March services.  The quarterly management fee was raised from $122,500 per quarter to $137,500 per quarter in August 2013 and is due on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at February 28, 2014.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the Management Services Agreement.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through February 28, 2014 the subsidiary has had no activity.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the three and nine month periods ended February 28, 2014 and for the three and nine month periods ended February 28, 2013, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of February 28, 2014, and has a net loss of $599,390 for the nine months ended February 28, 2014. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

NOTE 2 – GOING CONCERN - continued

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) providing services and expertise under the Agreements to expand operations; and (b) controlling overhead and expenses.  In that regard, the Company has worked to attract and retain key personnel with significant experience in the industry to enhance the quality and breadth of the services it provides.  At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of the Company’s headcount at a time of expanding demand for its services under the Management Services Agreement.  Further, the Company works closely with SORC to obtain its approval in advance of committing to material costs and expenditures in order to keep the Company’s expenses in line with the management fee revenue.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2014.  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long term notes payable approximates the carrying value.

FASB ASC 820, Fair Value Measurement, defines fair value as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. FASB ASC 820 provides a framework for measuring fair value, establishes a three level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date and requires consideration of the counterparty’s creditworthiness when valuing certain assets.

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

The Company has warrant liabilities which are measured at fair value on a recurring basis at February 28, 2014 and February 28, 2013. The Company recorded a gain on revaluation of warrant liability of $58,317 for the three months ended February 28, 2014 and a loss on revaluation of warrant liability of $19,376 for the three months ended February 28, 2013, and a loss on revaluation of $67,695 and a gain of $9,245, for the nine months ended February 28, 2014 and February 28, 2013, respectively.  The Company measures the fair value of the warrant liabilities using the Black-Scholes method.  Inputs used to determine fair value under this method include the Company’s stock price, volatility, risk free interest rate and expected remaining life as disclosed in Note 6.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of February 28, 2014 and May 31, 2013:

Fair Value Measurements on a Recurring Basis

Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – February 28, 2014	$-	$208,061	$-	$208,061

Warrant Liabilities – May 31, 2013	$-	$140,365	$-	$140,365

NOTE 5- RELATED PARTY TRANSACTIONS

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

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and nine months ended February 28, 2014 and 2013 is generated from charges to SORC. All outstanding notes payable at February 28, 2014 and long term notes payable at May 31, 2013 are held by Alleghany Capital.  See Note 8.

NOTE 6- STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Nine Months Ended
	February 28, 2014	February 28, 2013
Share-based compensation:
General, selling and administrative expenses	$340,279	$287,469
Consulting and professional services	41,110	32,640
	381,389	320,109
Share-based compensation by type of award:
Stock options	340,279	287,469
Restricted stock	41,110	32,640
	$381,389	$320,109

NOTE 6- STOCKHOLDERS' DEFICIT - continued

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

Warrants

No warrants have been issued during the first nine months of fiscal year 2014 or 2013.

All outstanding warrants are currently exercisable.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

During May and June 2010, the Company issued ten convertible notes totaling $300,000, with an interest rate of 10% per annum, related to the Purchase Agreement. During June and July 2011, the ten convertible notes and accrued interest were repaid in full.

In addition, the Company issued warrants to purchase 770,000 aggregate shares of capital stock. These warrants are exercisable for five years from the date of the Notes and warrants. The exercise price of each warrant will be equal to the lesser of the conversion price of the corresponding Note or $2.00. Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations. The fair value of the warrants was determined during the three months ending February 28, 2014 and 2013 using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2014	2013

Risk-free interest rates	0.23%	1.18%
Contractual life	1.4 years	1.2 years
Expected volatility	180.1%	181.4%
Dividend yield	0%	0%

NOTE 8– LONG TERM NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum.  As of February 28, 2014, accrued interest totaling $70,445 is recorded in current liabilities.  The interest is payable in either cash or in kind.  The notes have been amended and restated and now have a maturity date of December 31, 2014 and are classified as notes payable.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

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

As of February 28, 2014, Alleghany Capital Corporation has invested approximately $77.3 million for a project located near Fredonia, Kansas and another project located in a different state.  Some of these funds were used to acquire oil-producing leases or to purchase mineral rights.  Construction continues on the Kansas project as of the date of the filing of this report.

The Company has continued to hire additional employees.  As of February 28, 2014, the employee count was 15 full time individuals including an attorney, who was appointed general counsel and Secretary for the Company, and several engineers and other professionals working both on the SORC UGD project in Kansas and acquiring access to mineral rights for another SORC project in another state.  Salaries for these individuals are included in the monthly Management Services Agreement invoice presented to SORC for reimbursement.  It is expected that the employee count will continue to increase as the UGD project progresses and as additional access to mineral rights is secured in another state.

SORC has continued to acquire oil-producing leases in another state which contains a targeted oil reservoir.  SORC has acquired mineral rights there and negotiations continue to acquire additional mineral rights and leases in that oil field.  The Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company plans to develop test wells on the targeted field and, if certain criteria are met, will begin implementing the UGD recovery method after approval by the SORC board of directors.

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

As of March 1, 2014, Van Levy no longer serves on the board of directors as he had committed to a three year term which he fulfilled on February 28, 2014.  The directors for the Company currently are Mark See, Bradley E. Sparks, Donald Beckham, and Michael Price.  We do not plan to increase the size of the board as of the date of the filing of this report.

LIQUIDITY & CAPITAL RESOURCES

Due to the nature of the SORC transaction, the Company forecasts that it will need no additional funding in order to execute its agreements with SORC.  In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock.  In calendar year 2014, one of the SORC subsidiaries entered into a non-recourse credit facility to provide SORC with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital. As of February 28, 2014, SORC has received approximately $77.3 million in funding from Alleghany Capital.    Prior to the Company’s receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements.  Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.  With such uncertainty, Royalty cash distributions are not foreseen in the near future and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Our reported cash at February 28, 2014 was $385,649.  Since entering into the SORC transaction on June 14, 2011, the Company has received $7,615,717 from SORC in management fees, reimbursement for transaction expenses, and funds used to retire a portion of Company debt.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital.

RESULTS OF OPERATIONS

As a result of the ongoing Agreements with SORC, we received and recorded management fee revenue and direct costs totaling $974,398 and $875,582 and $2,443,246 and $2,267,072 for the three and nine month periods ending February 28, 2014, respectively.  We received and recorded management service fee revenue and direct costs totaling $528,528 and $493,817 and $1,490,414 and $1,286,413, respectively, for the three and nine month periods ended February 28, 2013.  The increases in management fee revenue and direct costs are primarily attributable to additional direct personnel costs which are reimbursable.

During the three and nine month periods ended February 28, 2013 and 2012, respectively, we incurred operating expenses of $273,503 and $687,405 and $195,317 and $640,231. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, and the preparation and filing of our required reports.

Additionally, the Company recorded a gain on revaluation of warrant liability of $58,317 for the three months ended February 28, 2014 and a loss on revaluation of warrant liability of $19,376 for the three months ended February 28, 2013, and a loss on revaluation of $67,695 and a gain of $9,245, for the nine months ended February 28, 2014 and February 28, 2013, respectively  due to the changes in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants. The Company’s operating loss will continue to be affected by changes of value of the warrant liability associated with the warrants issued in conjunction with the sale of $500,000 of common stock in 2010 and which contain price-protection provisions. Those warrants will be outstanding until they are either exercised or expire during the months of March 2015 through July 2015.

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

LAREDO OIL, INC.

(Registrant)

Date: April 14, 2014	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 14, 2014	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director