Form 10-K
period 2014-05-31
Laredo Oil, Inc.
filed 2014-08-29
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's outstanding shares of voting common stock held by non-affiliates based on the closing price of these shares on November 29, 2013 of $0.3271 per share as reported on the OTC Bulletin Board, was $6.08 million.  That date was the last business day of the most recently completed second fiscal quarter.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 29, 2014, the registrant had 53,600,013 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

 ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2014 ON FORM 10-K

PART I

Item 1.	Business

Summary

Laredo Oil, Inc. (“the Company”) is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery (“EOR”) methods for its sole customer, Stranded Oil Resources Corporation (“SORC”), an indirect, wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties.  After a change in control in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil using EOR methods.  The Company was unable to raise the capital required to purchase any suitable oil fields.  On June 14, 2011, the Company entered into several agreements with SORC to seek recovery of stranded crude oil from mature, declining oil fields by using the EOR method known as Underground Gravity Drainage (“UGD”).  Such agreements consist of a license agreement between the Company and SORC (the “SORC License Agreement”), a license agreement between the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”) (the “MS-Company License Agreement”), an Additional Interests Grant Agreement between the Company and SORC, a Management Services Agreement between the Company and SORC (the “MSA”), a Finder’s Fee Agreement between the Company and SORC (the “Finder’s Fee Agreement”), and a Stockholders Agreement (the “Stockholders Agreement”) among the Company, SORC and Alleghany Capital Corporation, a wholly-owned subsidiary of Alleghany (“Alleghany Capital”), each of which are dated June 14, 2011 (collectively, the “Agreements”).

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

The MSA provides that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  Mark See acts as the CEO of SORC pursuant to the MSA. He and other members of Company management spend substantially all of their time and effort in fulfilling the terms of the Agreements whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method.  The quarterly management services fee is $137,500 (raised from $122,500 in August 2013) and the monthly management services fee is payment towards the salaries, benefit costs, and employment taxes specified for the Key Persons identified in the Agreements.  In addition, SORC reimburses the Company for expenses incurred by Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether or not to fund.  To date, no requests for additional funding have been submitted by the Company to SORC.

SORC is funded solely by Alleghany Capital in exchange for issuance by SORC of 12% Cumulative Preferred Stock.   Prior to the Company receiving any cash distributions from SORC, all accrued dividends must be paid and preferred shares redeemed.  As of May 31, 2014 SORC has received nearly $109.5 million in funding from Alleghany Capital.

Item 1.	Business – continued

Under the Finder’s Fee Agreement, SORC agreed to provide funding for amounts payable to Sunrise Securities Corporation (“Sunrise”) for certain finder’s fees relating to Alleghany’s investment in SORC, which amounts shall not exceed $1,100,000 in the aggregate.  As of May 31, 2014 SORC had accrued or paid Sunrise $1,100,000 in fees, the total amount due under the Finder’s Fee Agreement..

Under the MS-Company License Agreement, Mark See granted the Company an exclusive license to use certain knowhow and expertise.  The Stockholders Agreement, which shall not be effective unless and until the Royalty is converted into SORC common stock pursuant to the Agreements, provides, among other things, that the Company shall have certain registration rights with respect to the SORC common stock it acquires.

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

State regulatory agencies, as well as the federal government when operating on federal or Indian lands, require permits for drilling operations, drilling bonds and reports concerning operations and also impose other requirements relating to the exploration and production of oil. These governmental authorities also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells.  In each jurisdiction, we will most likely need exceptions to some regulations requiring regulatory approval.  All of these matters could affect the Royalty.

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

Federal regulations require certain owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on participants in the oil and gas industry. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments in 1990 and 1997 also impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations.  The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Most agencies recognize the unique qualities of oil and natural gas exploration and production operations. A number of agencies including but not limited to MSHA, the EPA, the BLM, and similar state commissions have adopted regulatory guidance in consideration of the operational limitations on these types of facilities and their potential to emit pollutants.

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

Employees

As of May 31, 2014, we had 24 full-time employees and two independent directors.

Item 1.	Business - continued

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

As of May 31, 2014, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2013—Aug 2013	Fiscal Q2: Sep 2013—Nov 2013	Fiscal Q3: Dec 2013—Feb 2014	Fiscal Q4: Mar 2014 – May 2014
High Bid	0.22	0.41	0.36	0.81
Low Bid	0.15	0.17	0.24	0.25

	Fiscal Q1: Jun 2012—Aug 2012	Fiscal Q2: Sep 2012—Nov 2012	Fiscal Q3: Dec 2012—Feb 2013	Fiscal Q4: Mar 2013 – May 2013
High Bid	0.15	0.10	0.11	0.34
Low Bid	0.083	0.07	0.085	0.01

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

Holders

As of August 29, 2014 the Company had 53,600,013 shares of common stock issued and outstanding estimated to be held by more than 300 record holders including those who own units through their brokers "in street name".  Additionally, the Company had outstanding warrants to purchase 1,745,000 shares of stock at an exercise price equal to $0.25 per share, and outstanding warrants to purchase 5,374,501 shares of stock at an exercise price equal to $0.70 per share. The Company has also outstanding options to purchase 3,010,000 shares of common stock at $0.20 per share, 2,400,000 shares of common stock at $2.00 per share, 1,540,000 shares of common stock at $0.25 per share, 1,200,000 shares of common stock at $0.36 per share, and 250,000 shares of common stock at $0.27 per share.  If shares underlying all outstanding warrants and both vested and unvested options were issued, the fully diluted number of shares outstanding would be 69,119,514 shares.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – continued

Dividends

Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends before the Royalty is paid to the Company by SORC, and there can be no assurance provided that the Royalty will be received, and if received, that such Royalty will be in sufficient amounts to warrant payment of a dividend.

Securities authorized for issuance under equity compensation plans

The following table provides information as of the end of the most recently completed fiscal year concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	8,400,000		0.75	0 (2)
Equity compensation plans not approved by security holders	7,119,501	(3)(4)	0.59	N/A
Total	15,519,501		0.68	0

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

2)
During fiscal year 2012, we issued 500,000 restricted shares to each of our two independent directors for a total of one million shares.  During fiscal year 2013, we issued 500,000 restricted shares to our third independent director.  In fiscal year 2014, we issued to our independent directors 150,000 restricted shares of which 50,000 restricted shares were later forfeited.  In total, a net 1,600,000 restricted shares have been issued to our independent directors under the Plan.  Since restricted shares were issued to directors, they are not available for issuance under the Plan and thus reduce the number of securities remaining available in this column.  In addition, we granted options to purchase 6,010,000 shares of common stock to employees and contractors during fiscal year 2012, none in fiscal year 2013, and 2,990,000 in fiscal year 2014.  Also during fiscal year 2014, options to purchase 600,000 shares of common stock previously granted to Mr. See and 50,000 shares of restricted stock previously granted to Mr. Levy were forfeited and subsequently granted to key contractors in the form of options to purchase shares of common stock.  The aforementioned restricted stock and options were issued under the 2011 Equity Incentive Plan for directors, employees and contractors.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.  See “Item 1. Business” for a discussion of our business and our transactions with SORC.   The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC.

As of May 31, 2014, Alleghany Capital had invested approximately $109.5 million, and as of June 30, 2014 Alleghany publicly reported that it had invested $114.6 million into SORC.

A portion of these funds were used to acquire oil-producing leases and to purchase mineral rights totaling approximately 2,500 acres in Kansas.  In January 2013, permits were issued by the Kansas Corporation Commission (“KCC”) to begin work on the project, and a construction contract was entered into with Frontier-Kemper in March 2013 to complete the first phase of the project.  As of May 31, 2014, the drilling chamber had been fully excavated and tanks, utilities, piping and other support structures were in the process of being installed.

SORC has also acquired approximately 7,250 acres of oil-producing leases in a targeted oil reservoir located in another state.  Negotiations continue to acquire additional mineral rights and leases in that oil field, and the Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company, on behalf of SORC, is currently operating the leases acquired there. The Company is assessing the geological data concerning the oil reservoir and, if certain criteria are met, will begin implementing the UGD recovery method if approved by the SORC board of directors.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock.  In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital.  As of May 31, 2014, SORC had $4.6 million of borrowings under the facility versus its then current borrowing capacity of $5.2 million which is limited to the value of properties included in the borrowing base as determined by the lending institution.  As of June 30, 2014, SORC had received $114.6 million in net funding from Alleghany Capital.   Prior to the Company’s receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements.  Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.  With such uncertainty, Royalty cash distributions are not foreseen in the near future and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Our reported cash at May 31, 2014 was $88,271.  For the year ended May 31, 2014, the Company received $3,799,228 from SORC in management fees and payments.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short-term.

Recently issued accounting pronouncements

Refer to Note 3 of the Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Results of Operations

Pursuant to the Management Services Agreement with SORC, the Company received and recorded management fee revenue and direct costs totaling $3,471,933 and $3,326,206 for the fiscal year ending May 31, 2014 and $2,204,676 and $1,954,574 for the fiscal year ending May 31, 2013.  The increase in revenues and direct costs is primarily attributable to an increase in employees in fiscal year ending May 31, 2014 as compared to fiscal year ending May 31, 2013.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

During the years ended May 31, 2014 and 2013, respectively, we incurred operating expenses of $938,332 and $849,325.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense.  The increase in expenses for the year ended May 31, 2014 as compared to the same period in 2013 is primarily attributable to the increased share based compensation expense.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation.  Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales.  However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Further, for the years ended May 31, 2014 and 2013, respectively, the Company experienced a loss on revaluation of the warrant liability of $496,062 and $67,009. These changes on revaluation are due to an increase in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

The Company’s operating income (loss) will continue to be affected by changes of value of the warrant liability associated with the Sutter and Seaside warrants which contain price-protection provisions.  Those warrants will be outstanding until they are either exercised or expire in July 2015.

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

Item 9A.	Controls and Procedures - continued

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2014.  As we grow, we are working on further improving our segregation of duties and level of supervision.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 29, 2014, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	54	Independent Director	March 1, 2011
Christopher E. Lindsey	48	General Counsel and Secretary	October 16, 2013
Michael H. Price	65	Independent Director	August 3, 2012
Mark See	53	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	67	Chief Financial Officer, Treasurer and Director	March 1, 2011

Item 10.	Directors, Executive Officers and Corporate Governance - continued

Each director of the Company serves for a term of three years and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves at the pleasure of the Board of Directors for a term of one year and until his successor is elected at the Annual General Meeting of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

DONALD BECKHAM has served as a director of the Company since March 1, 2011. In 1993 he founded Beckham Resources, Inc. (“BRI”) which for the past 17 years has been a licensed, bonded and insured operator in good standing with the Railroad Commission of Texas.  Through BRI, Mr. Beckham has drilled and operated fields for his own account.  His expertise is in the acquisition, exploitation, exploration and production enhancement of mature oil and gas fields through which he has been able to enhance production by compressor optimization, pump design, work-over programs, stimulation techniques and identifying new pay zones.   BRI has operated wells in the following fields:  Hull, Liberty, Aransas Pass, McCampbell, Mission River, Garcitas Creek, Sour Lake, Batson, Barton Ranch and Dayton.   Prior to BRI, Mr. Beckham was the chief operations manager for Houston Oil Fields Corporation (“HOFCO”) where he began his career.  There he was responsible for drilling, production and field operations and managed approximately 100 people including engineers, geologists, land men, pumpers,  and other contract personnel, as well as state and federal environmental and regulatory functions.   He managed an annual capital budget of approximately $30 million and operated approximately 100 wells.   HOFCO drilled about 20 wells per annum and performed approximately 30 recompletions and work over operations each year.   HOFCO owned interests in about 10 key fields principally in Texas, and company-managed production was approximately 1,000 bpd of crude oil and 10 mm cfd of natural gas.  Fields that he managed were as follows:  Manvell, Cold Springs, Shepherd, Turtle Bay, Red Fish Bay, Dickinson, Refugio, Lost Lake, Liberty and Abbeville.  Mr. Beckham is a petroleum engineer and 1984 graduate of Mississippi State University.

CHRISTOPHER E. LINDSEY has served as the General Counsel of the Company since October 16, 2013.  Prior to joining the Company, Chris served briefly as a partner in the Houston office of Liskow & Lewis, representing oil and gas clients.  Prior to Liskow, in 2013 Chris was a partner at Gordon Arata McCollam Duplantis & Eagan LLC as an oil and gas partner in the Houston office. Before that Chris was an oil and gas partner in the Houston office of Burleson LLP from 2011 to 2012.  From 2010 to 2011, Chris was in the legal department of Boxer Property Management Corporation. Prior to that Chris was a partner in the Greensboro, North Carolina office of Purrington Moody Weil LLP from 2001 to 2009.  He has practiced law both in-house and at various firms for over 20 years, including in-house positions as general counsel of Mariner Energy, LLC from 1998 to 2000 and SalvageSale.com from 2000 to 2001.  Chris began his career as an associate in the Houston office of Bracewell and Giuliani LLP from 1993 to 1998. Chris graduated from the University of Virginia with a BA in Economics in 1988, from the University of Texas School of Law with a JD in 1993 and from the University of Texas at Austin with an MBA in 2003.

MICHAEL H. PRICE, has 40 years of senior financial and petroleum experience in the global oil and gas industry.  He has been a principal in Octagon Energy Advisors, a Houston based energy investment advisory firm, from 2002 to the present.  The firm advises financial institutions and institutional investors participating in energy investments.  Since 2008, he has been a Director at ING Capital which provides debt financing to domestic exploration and production companies.   From 1998 through 2002, Mr. Price was the Chief Financial Officer of Forman Petroleum Corporation.  Before that, Mr. Price was Managing Director at Chase Manhattan Bank for fifteen years, and was in charge of technical support for Chase’s worldwide energy merchant banking activities.  In his early career, he worked as a consulting principal on domestic petroleum engineering and landowner matters, and gained extensive international experience working with major oil companies in a variety of operating positions.  He holds a BS and MS from Illinois Institute of Technology, a MBA from the University of Chicago, a M.Sc. from the London School of Economics, and a MS in Petroleum Engineering from Tulane University

MARK SEE has been the Chief Executive Officer and Chairman of the Board of Directors for the Company since October 16, 2009.  He has over 25 years’ experience in tunneling, natural resources and the petroleum industries.  He was the founder and founding CEO of Rock Well Petroleum, a private oil & gas company from January 2005 until December 2008 and worked from then until October of 2009 forming Laredo Oil.  He was employed with Albian Sands as the Manager for the Alberta Oil Sands Projects at Fort McMurray, Alberta, Canada, a joint venture between Shell Canada and Chevron.  Mr. See was also President of Oil Recovery Enhancement LLC in Bozeman, Montana, a private oil company.  He was selected as one of the top 25 Engineers in North America by the Engineering News Record for his innovations in the petroleum industry.  He is a member of the Society of Mining Engineers and the Society of Petroleum Engineers.

BRADLEY E. SPARKS currently serves as the Chief Financial Officer and Treasurer and has been a director of the Company since March 1, 2011.  Before joining Laredo Oil in October 2009, he was the Chief Executive Officer, President and a Director of Visualant, Inc.  Prior to joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006.  Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies.  Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications and internet companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET.  He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995.  Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc.  Mr. Sparks currently serves on the Board of Directors of iCIMS and Comrise.  Mr. Sparks graduated from the United States Military Academy at West Point in 1969 and is a former Army Captain in the Signal Corps. He has an MS in Management from the Sloan School of Management at MIT and is a licensed CPA in Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the previous fiscal year ended May 31, 2014, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company's officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached by reference as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.laredo-oil.com.

Item 11.	Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2014 and 2013 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Mark See (1)	2014	476,084	-	-	476,084
Chief Executive Officer and Chairman of the Board	2013	434,780	-	-	434,780

Bradley E. Sparks (2)	2014	388,501	-	-	388,501
Chief Financial Officer, Treasurer and Director	2013	340,296	-	-	340,296

Christopher E. Lindsey, General Counsel and Secretary (3)	2014	193,750	284,911	35,000	513,661

(1)	The amounts shown in 2014 include $456,292 of salary paid and $19,792 of deferred compensation

(2)	The amounts shown in 2014 include $257,227 of salary paid and $131,274 of deferred compensation, and the amounts shown for 2013 include $261,231 of salary paid and $79,065 of deferred compensation.

(3)
Mr. Lindsey was hired on October 16, 2013.  Presentation includes amounts accrued for financial statement purposes under ASC Topic 718, Compensation-Stock Compensation.  On November 22, 2013, Mr. Lindsey received an option grant vesting equally over three years to acquire 800,000 shares of the Company’s Common Stock at an exercise price of $0.36 per share.  Mr. Lindsey also received a $35,000 payment for relocation expenses shown as Other Compensation during the fiscal year.

CEO Compensation and Termination of Employment Provision

Pursuant to a letter agreement dated October 16, 2009 between the Company and Mr. See, we agreed to pay Mr. See an annual base salary of $240,000, and, after the Company is funded with a minimum of $7.5 million of capital, a base salary of $450,000 per year. The base salary has an automatic cost of living increase of 10% per year.  He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500.  We also granted to Mr. See 12,844,269 shares of our common stock.  In October 2012, the Laredo Board of Directors voted to increase Mr. See’s salary to $450,000 per year as a result of the SORC Board of Directors both authorizing commencement of UGD development on the Company’s initial project with SORC and increasing the monthly management fee to fund the salary increase. When the Company receives insufficient funds under the MSA to pay the base salary, including automatic cost of living increases, the difference of his actual paid base salary rate and the contractual per year rate, calculated monthly, is treated as deferred compensation until such time as the Company has adequate operating funds to satisfy such obligation or until otherwise paid through the issuance of equity or debt securities of the Company as determined by the Compensation Committee.  If Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three year period following the effective date of such termination. In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  Moreover, pursuant to a change in control severance agreement between us and Mr. See, if Mr. See is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. See terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until contract expiration.  In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

Item 11.	Executive Compensation - continued

Pursuant to a letter agreement dated October 20, 2009 between the Company and Mr. Sparks, we agreed to pay Mr. Sparks an annual base salary of $180,000, and, after the Company is funded with a minimum of $7.5 million of capital, a base salary of $350,000 per year. The base salary has an automatic cost of living increase of 10% per year.  He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500.  We also granted to Mr. Sparks 2,824,857 shares of our common stock.  In April 2013 the Laredo Board of Directors voted to increase Mr. Sparks’ salary to $350,000 per year with the effect of the SORC Board of Directors authorizing commencement of UGD development on the Company’s initial project with SORC.  When the Company receives insufficient funds under the MSA to pay the base salary, including automatic cost of living increases, the difference of his actual paid base salary rate and the contractual per year rate, calculated monthly, is treated as deferred compensation until such time as the Company has adequate operating funds to satisfy such obligation or until otherwise paid through the issuance of equity or debt securities of the Company as determined by the Compensation Committee.  If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three year period following the effective date of such termination. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  Moreover, pursuant to a change in control severance agreement between us and Mr. Sparks, if Mr. Sparks is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until contract expiration.  In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

Pursuant to a letter agreement dated October 16, 2013 between the Company and Mr. Lindsey, we agreed to pay Mr. Lindsey an annual base salary of $300,000 per year.  He also is entitled to a monthly professional allowance of $1,000.  We also granted to Mr. Lindsey an option to purchase 800,000 shares of our common stock at a price of $0.36 per share in accordance with the Laredo Oil, Inc. 2011 Equity Incentive Plan.  If Mr. Lindsey is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Lindsey equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the one year period following the effective date of such termination.  In addition, Mr. Lindsey will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

Effective June 29, 2012, the Board approved the Laredo Management Retention Plan (the “Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the Incentive Royalty to be assigned to the Royalty Plan.  In accordance with the terms of the Royalty Plan, a new special purposes entity was formed on July 3, 2012 as a Delaware limited liability company (the “Plan Entity”).  On October 11, 2012, the Board (i) amended the Royalty Plan to, among other things, change the name of the Royalty Plan to “Laredo Royalty Incentive Plan”, (ii) appointed a Compensation Committee of the independent board members (the “Compensation Committee”) to administer the Royalty Plan and make awards thereunder, (iii) authorized the filing of an Amendment to the Certificate of Formation of the Plan Entity to change its name to “Laredo Royalty Incentive Plan, LLC”, (iv) adopted and approved an Assignment Agreement pursuant to which the Incentive Royalty was assigned to the Plan Entity in accordance with the Royalty Plan.  Also on October 11, 2012, the Compensation Committee made awards of Restricted Common Units of the Plan Entity (the “Plan Units”) pursuant to Award Agreements to certain of its employees.  These Plan Units vest over a period of three years, but are subject to accelerated vesting upon the commencement of production under the initial UGD project as provided in the award agreement.  Ten thousand (10,000) Plan Units are authorized for issuance under the Royalty Plan, of which 8,280 Plan Units were issued and outstanding as of May 31, 2014.

Outstanding equity awards as of May 31, 2014:

(a) Name and Principle Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(c) Number of Securities Underlying Unexercised Options Unexercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Christopher E. Lindsey General Counsel and Secretary	133,333	666,667	0.36	November 22, 2023
Mark See CEO and Chairman of the Board	900,000	-	2.00	April 11, 2017
Bradley E. Sparks CFO, Treasurer & Director	1,041,667	458,333	2.00	April 11, 2022

In February 2011, the Company approved the Laredo Oil, Inc. 2011 Equity Incentive Plan.  The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011.

Item 11.	Executive Compensation - continued

Director Compensation

(a)	(b)	(c)	(j)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
Donald Beckham	50,000	13,472	63,472
Clayton Van Levy	41,667	10,000	51,667
Michael H. Price	50,000	25,139	75,139

The compensation for each independent director is as follows:  quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in equal installments over three years, and all reasonable expenses associated with attendance at Board meetings.  Five hundred thousand shares of the aforementioned restricted stock were granted in January 2012 to both Mssrs. Beckham and Levy and were fully vested on March 1, 2014.  As of May 31, 2014, 500,000 shares of such restricted stock were vested for each of Mr. Beckham and Mr. Levy.   In August 2012, Mr. Price was granted 500,000 shares of restricted common stock vesting in equal installments over three years.  As of May 31, 2014, 166,665 shares were vested for Mr. Price.  Messrs. See and Sparks receive no additional compensation for Board service.  On August 8, 2013 each independent director was awarded 50,000 restricted shares vesting in equal installments over three years.  As of April 1, 2014, Mr. Levy no longer served on the board of directors and thus forfeited the 50,000 shares of unvested restricted stock as of that date.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	23.9%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	10.1%

Mark See (3) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	31,096,676	58.0%

Bradley E. Sparks 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	2,824,857	5.3%

Donald Beckham (4) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	550,000	1.0%

Michael H. Price (5) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	550,000	1.0%

All Directors and Officers as a Group (4 persons)	Direct	35,021,533	65.3%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares are mutually owned by Mr. and Mrs. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)
Includes 18,252,407 shares mutually owned by Mr. and Mrs. See, through Bedford Holdings, LLC and Darlington, LLC, as shown in the table above.   These 18,252,407 shares are the only shares owned by relatives which are required to be included in the total number of shares owned by all directors and officers as a group (4 persons).

(4)
Messrs. Beckham received 500,000 restricted shares vesting in equal annual installments over three years beginning March 1, 2011.  As of May 31, 2014, all 500,000 shares were vested.  On August 8, 2013, Mr. Beckham was granted 50,000 restricted shares vesting in equal annual installments over three years beginning on the grant date.

(5)
Mr. Price received 500,000 restricted shares vesting in equal annual installments over three years beginning August 1, 2012.  As of the date of the filing of this Form 10-K, 333,333 shares have vested.  On August 8, 2013, Mr. Price was granted 50,000 restricted shares vesting in equal annual installments over three years beginning on the grant date.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

None.

Item 14.	Principal Accounting Fees and Services

(1)           Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $51,446 for the fiscal year ended May 31, 2013 and $58,500 for the fiscal year ended May 31, 2014.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under paragraph (1) above was $0.

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2014 and 2013 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $3,750 and $4,725, respectively.

(4)           All Other Fees

During the last two fiscal years ending May 31, 2014 and 2013, respectively there were $0 and $1,525 fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)           Audit Committee’s Pre-approval Policies and Procedures

The Audit Committee meets four times annually and reviews financial statements with the independent auditor.  Additionally, the Audit Committee meets in executive session with the independent auditor at the conclusion of those meetings.

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

10.3	Letter Agreement dated October 16, 2013 between the Company and Christopher E. Lindsey, General Counsel and Secretary, regarding compensation.

10.4	Purchase Agreement, included as Exhibit 10.1 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.5
Amended and Restated Form of Warrant to Purchase Stock of Laredo Oil, Inc. (amending Form of Warrant to Purchase Stock of Laredo Oil, Inc. included as Exhibit 10.2 in our Current Report on Form 8-K filed June 9, 2010)., included as Exhibit 10.1 to our Form 10-Q filed October 17, 2011 and incorporated herein by reference.

10.6	Form of Subordinated Convertible Promissory Note, included as Exhibit 10.3 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.7
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

10.9
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

10.11	Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed April 8, 2011 and incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules- continued

10.12
Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed April 12, 2011), included as Exhibit 10.2 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.13	Laredo Oil, Inc. 2011 Equity Incentive Plan, included as Exhibit 4.1 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.14	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Stock Option Award Certificate, included as Exhibit 4.2 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.15	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Restricted Stock Award Certificate, included as Exhibit 4.3 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.16	Amended and Restated Laredo Management Retention Plan dated as of October 11, 2012, included as Exhibit 10.1 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.17	Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC., included as Exhibit 10.16 to our Form 10-K filed on August 29, 2012 and incorporated by reference herein.

10.18	Amendment to Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC, included as Exhibit 10.2 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.19
Limited Liability Company Agreement of Laredo Royalty Incentive Plan, LLC, dated as of October 11, 2012, included as Exhibit 10.3 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.20	Form of Restricted Common Unit Agreement for Laredo Royalty Incentive Plan, LLC. , included as Exhibit 10.4 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

14.1	Code of Ethics for Employees and Directors, included as Exhibit 14.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the "Registrant")

Date: August 29, 2014	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2014	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 29, 2014	By:	/s/ BRADLEY E. SPARKS
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: August 29, 2014	By:	/s/ DONALD BECKHAM
Donald Beckham
Director

Date: August 29, 2014	By:	/s/ MICHAEL H. PRICE
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Laredo Oil, Inc.

We have audited the accompanying balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Oil, Inc. as of May 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell,  L.L.P.
WEAVER AND TIDWELL, L.L.P.

Austin, Texas
August 29, 2014

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	AUSTIN 1601 SO. MoPAC EXPRESSWAY, SUITE D250, AUSTIN, TX 78746 P: (512) 609 1900 F: (512) 609 1911

Laredo Oil, Inc.
Balance Sheets

	May 31,	May 31,
	2014	2013

ASSETS
Current Assets
Cash and cash equivalents	$88,271	$107,674
Prepaid expenses and other current assets	48,223	35,690
Total Current Assets	136,494	143,364

TOTAL ASSETS	$136,494	$143,364

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$28,286	$27,963
Accrued payroll liabilities	482,515	222,631
Accrued interest	76,805	50,293
Deferred management fee revenue	45,833	40,833
Warrant liabilities	636,428	140,365
Notes payable	350,000	-

Total Current Liabilities	1,619,867	482,085

Long term notes payable	-	350,000

TOTAL LIABILITIES	1,619,867	832,085

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,600,013 and 53,500,013 issued and outstanding, respectively	5,360	5,350
Additional paid in capital	6,684,403	6,163,086
Accumulated deficit	(8,173,136)	(6,857,157)

Total Stockholders’ Deficit	(1,483,373)	(688,721)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$136,494	$143,364

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations

	Year Ended	Year Ended
	May 31, 2014	May 31, 2013

Management fee revenue	$3,471,933	$2,204,676

Direct costs	3,326,206	1,954,574

Gross profit	145,727	250,102

General, selling and administrative expenses	607,998	546,074
Consulting and professional services	330,334	303,251
Total Operating Expense	938,332	849,325

Operating loss	(792,605)	(599,223)

Non-operating income (expense)
Gain (loss) on revaluation of warrant liability	(496,062)	(67,009)
Interest expense	(27,312)	(21,515)

Net loss	$(1,315,979)	$(687,747)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	53,609,465	53,413,712

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statement of Stockholders' Deficit
For the Years Ended May 31, 2014 and 2013

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance at May 31, 2012	53,000,013	$5,300	-	$-	$5,735,121	$(6,169,410)	$(428,989)

Issuance of restricted stock	500,000	50	-	-	44,674	-	44,724

Share based compensation	-	-	-	-	383,291	-	383,291

Net Loss	-	-	-	-	-	(687,747)	(687,747)

Balance at May 31, 2013	53,500,013	$5,350	-	$-	$6,163,086	$(6,857,157)	$(688,721)

Issuance of restricted stock	150,000	15	-	-	50,679	-	50,694

Cancellation of restricted stock	(50,000)	(5)			(2,078)		(2,083)

Share based compensation	-	-	-	-	472,716	-	472,716

Net Loss	-	-	-	-	-	(1,315,979)	(1,315,979)

Balance at May 31, 2014	53,600,013	$5,360	-	$-	$6,684,403	$(8,173,136)	$(1,483,373)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2014	May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,315,979)	$(687,747)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock issued for services	48,611	44,724
Share based compensation	472,716	383,291
Loss on revaluation of warrant liability	496,062	67,009
Increase in prepaid expenses and other current assets	(12,533)	(4,928)
Increase in accounts payable and accrued liabilities	286,720	190,762
Increase in deferred management fee revenue	5,000	-

NET CASH USED IN OPERATING ACTIVITIES	(19,403)	(6,889)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net (decrease) in cash and cash equivalents	(19,403)	(6,889)

Cash and cash equivalents at beginning of period	107,674	114,563

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,271	$107,674

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2014

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended May 31, 2014 and for all periods presented have been made.

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.001 par value on October 21, 2009 the name was changed to “Laredo Oil, Inc.”

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery (“EOR”) methods for its sole customer, Stranded Oil Resources Corporation (“SORC”), an indirect, wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month.  The quarterly management fee was raised from $122,500 per quarter to $137,500 per quarter in August 2013 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at May 31, 2014. In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through May 31, 2014 the subsidiary has had no activity.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the years ended May 31, 2014 and 2013, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2014

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of May 31, 2014 and has a net loss of approximately $1,316,000 for the year ended May 31, 2014. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2014 and 2013.  At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company financed directors’ and officers’ insurance and is amortizing the expense over the 12 month contract life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2014.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of notes payable approximate their carrying value.

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
May 31, 2014

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

 The Company has warrant liabilities which are measured at fair value on a recurring basis at May 31, 2014 and 2013. The Company recorded a loss on revaluation of warrant liability of $496,062 and $67,009 for the years ended May 31, 2014 and 2013, respectively.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock price, volatility, risk free interest rate and expected remaining life as disclosed in Note 6.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of May 31, 2014 and 2013:

Fair Value Measurements on a Recurring Basis

	Quoted prices in active markets	Other observable inputs	Unobservable inputs
Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – May 31, 2014	$-	$636,428	$-	$636,428
Warrant Liabilities – May 31, 2013	$-	$140,365	$-	$140,365

There were no assets or liabilities measured at fair value on a non-recurring basis as of May 31, 2014 or 2013.

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

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2014

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, its final standard on accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The standard clarifies that a performance target that affects vesting and that can be achieved after the requisite period service period, should be treated as a performance condition. The update is effective for financial statement periods beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on its financial condition, results of operations, or cash flows of the Company.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - LOSS PER SHARE

Basic and diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of both May 31, 2014 and 2013, warrants to purchase 7,119,501 shares of common stock and options to purchase 8,400,000 of common stock were not included in the computation of diluted net loss per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2014	2013
Numerator - net loss attributable to
common stockholders	$(1,315,979)	$(687,747)

Denominator - weighted average
number of common shares outstanding	53,609,465	53,413,712

Basic and diluted loss
per common share	$(0.02)	$(0.01)

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

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2014

NOTE 5 - RELATED PARTY TRANSACTIONS - continued

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the years ended May 31, 2014 and 2013 is generated from charges to SORC. All outstanding notes payable at May 31, 2014 and 2013, respectively are held by Alleghany.  See Note 7.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

Effective November 6, 2011, the holders of a majority of the shares of common stock approved the Plan to reserve 10,000,000 shares of common stock for issuance to eligible recipients.  Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities.  The Company’s board of directors has the discretion to set the amount and vesting period of award grants.  All shares available for issuance under the Plan have been granted as of May 31, 2014.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Year Ended
	May 31, 2014	May 31, 2013
Share-based compensation:
General, selling and administrative expenses	$435,254	$383,291
Consulting and professional services	86,073	44,724
	521,327	428,015
Share-based compensation by type of award:
Stock options	472,716	383,291
Restricted stock	48,611	44,724
	$521,327	$428,015

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

On November 22, 2013, the Company granted 1,200,000 stock options to employees with an exercise price of $0.36 per share, the fair market value on the date of grant.  The options vest monthly over three years beginning December 1, 2013 and expire on November 22, 2023.   The grant date fair value of this employee stock option grant amounted to approximately $427,000.  The assumptions used in calculating these values were based on an expected term of 7.0 years, volatility of 186% and a 2.1% risk free interest rate at the date of grant.  On November 22, 2013, the Company reduced the number of stock options previously granted to Mr. See with an exercise price of $2.00, resulting in a forfeiture of 400,000 stock options. As a result of this forfeiture, the Company recorded a reversal of compensation cost of approximately $40,000.

On April 11, 2014, the Company granted 250,000 stock options to a consultant with an exercise price of $0.27 per share, the fair market value on the date of grant.  The options vest monthly over three years beginning May 1, 2014 and expire on April 11, 2024. The grant date fair value of this employee stock option grant amounted to approximately $67,000.  The assumptions used in calculating these values were based on an expected term of 7.0 years, volatility of 183% and a 2.1% risk free interest rate at the date of grant.  On April 11, 2014, the Company reduced the number of stock options previously granted to Mr. See with an exercise price of $2.00, resulting in a forfeiture of 200,000 stock options. As a result of this forfeiture, the Company recorded a reversal of compensation cost of approximately $25,000.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2014

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

For the years ended May 31, 2014 and 2013, respectively, $472,716 (for 2,178,611 vested shares) and $383,291 (for 2,003,333 vested shares) was recognized as expense related to the stock options. As of May 31, 2014, $952,913 in expense was not recognized for 3,617,778 unvested shares with a weighted average vesting period of 0.8 years. As of May 31, 2013, $664,827 of expense was not recognized for 3,383,889 unvested shares with a weighted average vesting period of 1.7 years.

The following table summarizes information about options granted during the years ended May 31, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price

Balance, May 31, 2012	-	$-
Options granted and assumed	6,010,000	1.10
Options expired	-	-
Options cancelled, forfeited	-	-
Options exercised	-	-

Balance, May 31, 2013	6,010,000	$1.10
Options granted and assumed	2,990,000	0.30
Options expired	-	-
Options cancelled, forfeited	(600,000)	2.00
Options exercised	-	-

Balance, May 31, 2014	8,400,000	$0.75

All stock options are exercisable upon vesting.

As of May 31, 2014 and 2013, 8,400,000 and 6,010,000 options have been granted at a weighted average exercise price of $0.75 and $1.10, respectively.

Restricted Stock

On August 8, 2013, the three independent board members were each granted 50,000 restricted shares which vest in equal annual installments over three years.  In the fourth quarter of 2014, one of the independent board members resigned from their board position resulting in a forfeiture of 50,000 restricted shares.

The fair value of the restricted stock granted is the market value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair value of restricted stock granted during the first quarter of fiscal year 2014 was $37,500, using $0.25 per share.

In August 2012, Laredo Oil granted 500,000 shares of restricted stock to an independent board member at a grant date fair value of $65,000, using $0.13 per share. The shares vest over three years.

The Company has granted 1.6 million and 1.5 million shares of restricted stock as of May 31, 2014 and 2013, respectively.  As of May 31, 2014, a total of 1,166,667 shares vested.  The Company recognized $48,611 and $44,722 in expense for the years ended May 31, 2014 and 2013, respectively.  The unvested portion of the shares amounts to $43,333 and is expected to be recognized as expense over the next three fiscal years.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2014

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

Warrants

No warrants have been granted, cancelled or exercised during the years ended May 31, 2014 and 2013 as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2012	7,119,501	$0.59
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2013	7,119,501	$0.59
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2014	7,119,501	$0.59

All warrants are exercisable as of May 31, 2014.

During fiscal year 2011, the Company issued warrants to purchase 975,000 shares of common stock in connection with a stock purchase agreement.  These warrants are exercisable for five years from the date of the Company’s Private Placement. The exercise price of each warrant is equal to the lesser of the stock price in a future financing arrangement or $0.25. Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations. The fair value of the warrants was determined during fiscal years ending May 31, 2014 and 2013 using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2014	2013

Risk-free interest rates	0.29%	1.21%
Contractual life	1.6 years	1.3 years
Expected volatility	188.5%	184.9%
Dividend yield	0%	0%

NOTE 7 – NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of May 31, 2014, accrued interest totaling $76,805 is recorded in current liabilities.  The interest is payable in either cash or in kind.  The notes have been amended and restated and now have a maturity date of December 31, 2014 and are classified as notes payable as of May 31, 2014.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

NOTE 8 - PROVISION FOR INCOME TAXES

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2014 and 2013.  The Company’s tax returns for the fiscal years ended May 31 of 2008 to 2013 remain subject to examination by the tax authorities.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2014

NOTE 8 - PROVISION FOR INCOME TAXES - continued

The components of the Company's deferred tax asset as of May 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss	$472,429	$451,781
Other	327,524	158,378
Valuation allowance	(799,953)	(610,159)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2014	2013
Tax at statutory rate (34%)	$447,433	$233,834
Effect of non-deductible permanent differences	(257,639)	(71,729)
Other	0	(70,052)
(Increase) decrease in valuation allowance	(189,794)	(92,053)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2028 and 2034. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 9 – OFFICE LEASES

The Company has leases for office space in Colorado and Montana expiring on various dates through September 2015.  Future minimum lease payments to be paid under these lease agreements for the years ending May 31 are as follows:

2015	$62,987
2016	9,454

$72,441

Rent expense amounted to $56,801 and $39,462 for the years ending May 31, 2014 and 2013, respectively.