Form 10-Q
period 2014-08-31
Laredo Oil, Inc.
filed 2014-10-15
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2014

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
53,600,013 shares of common stock issued and outstanding as of October 15, 2014.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2014.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2014.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of August 31, 2014 and the results of its operations and cash flows for the three month period then ended, have been included.  The results of operations for the three month period ended August 31, 2014 are not necessarily indicative of the results for the full year ending May 31, 2015.

Laredo Oil, Inc.
Balance Sheets

	August 31, 2014	May 31, 2014
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$86,473	$88,271
Prepaid expenses and other current assets	161,951	48,223
Total Current Assets	248,424	136,494

TOTAL ASSETS	$248,424	$136,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$73,113	$28,286
Accrued payroll liabilities	639,689	482,515
Accrued interest	83,112	76,805
Deferred management fee revenue	45,833	45,833
Warrant liabilities	551,239	636,428

Notes payable	350,000	350,000

Total Current Liabilities	1,742,986	1,619,867

TOTAL LIABILITIES	1,742,986	1,619,867

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,600,013 issued and outstanding, respectively	5,360	5,360
Additional paid in capital	6,851,126	6,684,403
Accumulated deficit	(8,351,048)	(8,173,136)

Total Stockholders’ Deficit	(1,494,562)	(1,483,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$248,424	$136,494

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2014	August 31, 2013

Management fee revenue	$1,554,902	$700,197

Direct costs	1,501,974	648,518

Gross profit	52,928	51,679

General, selling and administrative expenses	186,770	130,732
Consulting and professional services	122,728	84,662

Operating loss	(256,570)	(163,715)

Other income (expense)
Gain/(Loss) on revaluation of warrant liability	85,189	(48,875)
Interest expense	(6,531)	(5,435)

Net loss	$(177,912)	$(218,025)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of basic and common shares outstanding	53,600,013	53,539,143

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2014	August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,912)	$(218,025)
Adjustments to Reconcile Net Loss to Net Cash Used in by Operating Activities
Share based compensation	166,723	108,949
Gain/(Loss) on revaluation of warrant liability	(85,189)	48,875
Increase in prepaid expenses and other current assets	(113,728)	(14,211)
Increase in accounts payable and accrued liabilities	208,308	58,432
NET CASH USED IN OPERATING ACTIVITIES	(1,798)	(15,980)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net decrease in cash and cash equivalents	(1,798)	(15,980)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,271	107,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86,473	$91,694

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2014
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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the MSA. The quarterly management fee is $137,500 per quarter and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at August 31, 2014.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through August 31, 2014 the subsidiary has had no activity.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the three month periods ended August 31, 2014 and 2013, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of August 31, 2014, and has a net loss of approximately $178,000 for the quarter ended August 31, 2014. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond.  These steps include (a) providing services and expertise under the Agreements to expand operations; and (b) controlling overhead and expenses.  In that regard, the Company has worked to attract and retain key personnel with significant experience in the industry to enhance the quality and breadth of the services it provides.  At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of the Company’s headcount at a time of expanding demand for its services under the MSA.  Further, the Company works closely with SORC to obtain its approval in advance of committing to material costs and expenditures in order to keep the Company’s expenses in line with the management fee revenue.  There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing.  There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2014
(Unaudited)

NOTE 3 - RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it.  It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2014.  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long term notes payable approximates the carrying value.

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

The Company has warrant liabilities which are measured at fair value on a recurring basis at August 31, 2014 and 2013. The Company recorded a gain on revaluation of warrant liability of $85,189 and a loss on revaluation of warrant liability of $48,875 for the three months ended August 31, 2014 and 2013, respectively.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock price volatility and expected remaining life as disclosed in Note 6.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of August 31, 2014 and May 31, 2014:

Fair Value Measurements on a Recurring Basis

Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – August 31, 2014	$-	$551,239	$-	$551,239
Warrant Liabilities – May 31, 2014	$-	$636,428	$-	$636,428

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

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2014
(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS - continued

•	Entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity;

•	Trusts for the benefit of employees;

•	Principal owners of the entity and members of their immediate families;

•	Management of the entity and members of their immediate families;

Other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three months ended August 31, 2014 and 2013 is generated from charges to SORC. All outstanding long term notes payable at August 31, 2014 and 2013 are held by Alleghany Capital.  See Note 7.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Three Months Ended
	August 31, 2014	August 31, 2013
Share-based compensation:
General, selling and administrative expenses	$159,223	$95,824
Consulting and professional services	7,500	13,125
	166,723	108,949
Share-based compensation by type of award:
Stock options	159,223	95,824
Restricted stock	7,500	13,125
	$166,723	$108,949

Stock Options

No stock options were granted during the first quarter of fiscal year 2015.  On August 8, 2013, the Company granted 1,540,000 stock options to employees with an exercise price of $0.25 per share, the fair market value on the date of grant.  The options vest monthly over three years beginning September 1, 2013 and expire on August 8, 2023.   The grant date fair value of this employee stock option grant amounted to approximately $380,000.  The assumptions used in calculating these values were based on an estimated contractual life of 7.0 years, volatility of 187% and a 1.98% risk free interest rate at the date of grant.

Restricted Stock

No restricted stock was granted during the first quarter of fiscal year 2015.  In August 2013, the three independent board members were each granted 50,000 restricted shares which vest in equal annual installments over three years beginning on the grant date.  During 4th quarter fiscal 2014, one of the independent board members resigned from their position resulting in a forfeiture of 50,000 restricted shares.

The fair value of the restricted stock granted is the market value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair value of restricted stock granted during the first quarter of fiscal year 2014 was $37,500, using $0.25 per share.

Warrants

No warrants have been issued during the first quarter of fiscal year 2015 or 2014.

Laredo Oil, Inc.
Notes to Financial Statements
August 31, 2014
(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

All outstanding warrants are currently exercisable.

During fiscal year 2011, the Company issued warrants to purchase 975,000 shares of common stock in connection with a stock purchase agreement. These warrants are exercisable for five years from the date of the Company’s Private Placement. The exercise price of each warrant is equal to the lesser of the stock price in a future financing arrangement or $0.25. Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations. The fair value of the warrants was determined during the three months ending August 31, 2014 and 2013 using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2014	2013

Risk-free interest rates	0.09%	0.39%
Contractual life	0.9 years	2.0 years
Expected volatility	147.57%	186.0%
Dividend yield	0%	0%

NOTE 7 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum.  As of August 31, 2014, accrued interest totaling $83,112 is recorded in accrued liabilities.  The interest is payable in either cash or in kind.  The notes have been amended and restated and now have a maturity date of December 31, 2014 and are classified as current notes payable.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.  See “Item 1. Business” in the Form 10-K for the year ended May 31, 2014 for a discussion of our business and our transactions with SORC.   The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC.  As of August 31, 2014, no royalties have been accrued or paid.

As of August 31, 2014, Alleghany Capital had a net investment of approximately $121.8 million into SORC.

A portion of these funds were used to acquire oil-producing leases and to purchase mineral rights totaling approximately 2,500 acres in Kansas.  In January 2013, permits were issued by the Kansas Corporation Commission (“KCC”) to begin work on the project, and a construction contract was entered into with Frontier-Kemper in March 2013 to complete the first phase of the project.  As of August 31, 2014, the drilling chamber had been fully excavated and tanks, utilities, piping and other support structures were in the process of being installed.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock.  In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital.  As of May 31, 2014, SORC had $5.2 million of borrowings under the facility, its then current borrowing capacity, which is limited to the value of properties included in the borrowing base as determined by the lending institution.  As of August 31, 2014, SORC had received $121.8 million in net funding from Alleghany Capital.   Prior to the Company’s receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements.  Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.  With such uncertainty, Royalty cash distributions are not foreseen in the near future and the main source of income for the Company will continue to be the management fee revenue under the MSA.

Our cash and cash equivalents at August 31, 2014 was $86,473.   Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short-term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $1,554,902 and $1,501,974 for the quarter ended August 31, 2014 and $700,197 and $648,518 for the quarter ended August 31, 2013.  The increase in revenues and direct costs is primarily attributable to an increase in employees in the quarter ended August 31, 2014 as compared to the same quarter of last year.

During the quarters ended August 31, 2014 and 2013, respectively, we incurred operating expenses of $309,498 and $215,394.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense.  The increase in expenses for the quarter ended August 31, 2014 as compared to the same period in 2013 is primarily attributable to the increased share based compensation expense.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation.  Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales.  However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Further, for the quarters ended August 31, 2014 and 2013, respectively, the Company experienced a gain on revaluation of warrant liability of $85,189 and a loss on revaluation of warrant liability of $48,875 for the three months ended August 31, 2014 and 2013, respectively.  The changes on revaluation during the three months ended August 31, 2014 are due to a decrease in the common stock price, as well as a change in the exercise price on certain warrants, whereas the changes on revaluation during the three months ended August 31, 2013 are due to an increase in the common stock price and the change in the exercise price on certain warrants.

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

(b)           Changes in Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Effective October 15, 2014, the employment contracts of each of Mark See and Brad Sparks were amended to (i) terminate the requirement for an annual ten percent (10%) increase in base salary; (ii) cap the base salary at the current level thereof; (iii) modify certain severance provisions relating to termination without cause and termination for good reason and (iv) add some provisions to bring the agreements in compliance with current tax laws.

The foregoing description of the terms of the amendments does not purport to be complete and is qualified in its entirety by the terms and conditions of the amendments attached hereto as Exhibits 10.1 and 10.2, both incorporated by reference herein.

ITEM 6.  EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Amendment to Executive Employment Agreement dated October 15, 2014 between the Company and Mark See, CEO, amending that certain Letter Agreement dated October 16, 2009, which was included as Exhibit 10.1 to our Form 10-K filed September 14, 2010.

10.2	Amendment to Executive Employment Agreement dated October 15, 2014 between the Company and Bradley E. Sparks, CFO, amending that certain Letter Agreement dated October 20, 2009, which was included as Exhibit 10.2 to our Form 10-K filed September 14, 2010.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: October 15, 2014	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 15, 2014	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director