Form 10-Q
period 2014-11-30
Laredo Oil, Inc.
filed 2015-01-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2014

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

53,668,177 shares of common stock issued and outstanding as of January 14, 2015.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2014.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2014.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of November 30, 2014 and the results of its operations and cash flows for the six month period then ended, have been included.  The results of operations for the six month period ended November 30, 2014 are not necessarily indicative of the results for the full year ending May 31, 2015.

Laredo Oil, Inc.
Balance Sheets

	November 30, 2014	May 31, 2014
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$99,632	$88,271
Prepaid expenses and other current assets	190,531	48,223
Total Current Assets	290,163	136,494

TOTAL ASSETS	$290,163	$136,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$47,481	$28,286
Accrued payroll liabilities	705,547	482,515
Accrued interest	89,350	76,805
Deferred management fee revenue	45,833	45,833
Warrant liabilities	379,109	636,428
Notes payable	-	350,000

Total Current Liabilities	1,267,320	1,619,867

Long term notes payable	350,000	-

TOTAL LIABILITIES	1,617,320	1,619,867

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,642,177 and 53,600,013 issued and outstanding, respectively	5,364	5,360
Additional paid in capital	7,017,846	6,684,403
Accumulated deficit	(8,350,367)	(8,173,136)

Total Stockholders’ Deficit	(1,327,157)	(1,483,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$290,163	$136,494

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2014	November 30, 2013	November 30, 2014	November 30, 2013

Management fee revenue	$1,849,091	$768,651	$3,403,993	$1,468,848

Direct costs	1,728,005	742,972	3,229,979	1,391,490

Gross profit	121,086	25,679	174,014	77,358

General, selling and administrative expenses	168,118	125,665	354,888	256,397
Consulting and professional services	118,066	72,843	240,794	157,505

Total Operating Expense	286,184	198,508	595,682	413,902

Operating loss	(165,098)	(172,829)	(421,668)	(336,544)

Other income (expense)
Gain (loss) on revaluation of warrant liability	172,130	(77,136)	257,319	(126,012)
Interest expense	(6,351)	(8,925)	(12,882)	(14,359)

Net income/(loss)	$681	$(258,890)	$(177,231)	$(476,915)

Net income/(loss) per share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	53,628,277	53,650,013	53,614,068	53,594,275

Diluted weighted average number of common shares outstanding	58,234,769	-	-	-

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2014	November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,231)	$(476,915)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities
Share based compensation	333,447	211,785
(Gain)/Loss on revaluation of warrant liability	(257,319)	126,012
Increase in prepaid expenses and other current assets	(142,308)	(15,885)
Increase in accounts payable and accrued liabilities	254,772	105,510
Increase in deferred management fee revenue	-	5,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	11,361	(44,493)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase (decrease) in cash and cash equivalents	11,361	(44,493)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,271	107,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,632	$63,181

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the MSA. The quarterly management fee is $137,500 per quarter and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at November 30, 2014.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through November 30, 2014 the subsidiary has had no activity.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Net Income/(Loss) per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the six month period ended November 30, 2014 and the three and six month periods ended November 30, 2013, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company realized net income for the three month period ended November 30, 2014, warrants and options convertible into 4,606,492 common equivalent shares are considered dilutive and have been included in the calculation of diluted earnings per share.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of November 30, 2014, and has a net loss of $177,231 for the six months ended November 30, 2014. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN - continued

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2014.  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long term notes payable approximates the carrying value.

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

The Company has warrant liabilities which are measured at fair value on a recurring basis at November 30, 2014 and 2013. The Company recorded a gain on revaluation of warrant liability of $172.130 and $257,319 for the three and six months ended November 30, 2014.  The Company recorded a loss on revaluation of warrant liability of $77,136 and $126,012 for the three and six months ended November 30, 2013, respectively.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock price volatility and expected remaining life as disclosed in Note 6.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of November 30, 2014 and May 31, 2014:

Fair Value Measurements on a Recurring Basis

Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – November 30, 2014	$-	$379,109	$-	$379,109
Warrant Liabilities – May 31, 2014	$-	$636,428	$-	$636,428

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - RELATED PARTY TRANSACTIONS

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“FASB ASC 850”) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships:

●	Affiliates of the entity;

●	Entities for which investments in their equity securities are typically accounted for under the equity method by the investing entity;

●	Trusts for the benefit of employees;

●	Principal owners of the entity and members of their immediate families; and

●	Management of the entity and members of their immediate families;

Other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and six months ended November 30, 2014 and 2013 is generated from charges to SORC. All outstanding notes payable at November 30, 2014 and May 31, 2014 are held by Alleghany Capital.  See Note 7.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Six Months Ended	Six Months Ended
	November 30, 2014	November 30, 2013
Share-based compensation:
General, selling and administrative expenses	$277,289	$183,452
Consulting and professional services	56,158	28,333
	333,447	211,785
Share-based compensation by type of award:
Stock options	318,447	183,452
Restricted stock	15,000	28,333
	$333,447	$211,785

Stock Options

No stock options were granted during the first half of fiscal year 2015.  On August 8, 2013, the Company granted 1,540,000 stock options to employees with an exercise price of $0.25 per share, the fair market value on the date of grant.  The options vest monthly over three years beginning September 1, 2013 and expire on August 8, 2023. The grant date fair value of this employee stock option grant amounted to approximately $380,000.  The assumptions used in calculating these values were based on an estimated contractual life of 7.0 years, volatility of 187% and a 1.98% risk free interest rate at the date of grant.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

On November 22, 2013, the Company granted 800,000 stock options to an employee and 400,000 stock options to an independent contractor with an exercise price of $0.36 per share, the fair market value on the date of grant.  The options vest monthly over three years beginning December 1, 2013 and expire on November 22, 2023.   The grant date fair value of this employee stock option grant amounted to approximately $427,000.  The assumptions used in calculating these values were based on an estimated contractual life of 7.0 years, volatility of 186% and a 2.1% risk free interest rate at the date of grant.

Restricted Stock

No restricted stock was granted during the first half of fiscal year 2015.  In August 2013, the three independent board members were each granted 50,000 restricted shares which vest in equal annual installments over three years beginning on the grant date.  During 4th quarter fiscal 2014, one of the independent board members resigned from their position resulting in a forfeiture of 50,000 restricted shares resulting in a $2,000 reduction to consulting and professional services expense.

The fair value of the restricted stock granted is the market value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair value of restricted stock granted during the first quarter of fiscal year 2014 was $37,500, using $0.25 per share.

Warrants

No warrants were issued during the first half of fiscal year 2015 or 2014.  During the second quarter of fiscal year 2015, warrants for 62,500 shares were exercised in a cashless share transaction resulting in the issuance of 42,164 shares.

All outstanding warrants are currently exercisable.

During fiscal year 2011, the Company issued warrants to purchase 975,000 shares of common stock in connection with a stock purchase agreement. These warrants are exercisable for five years from the date of the Company’s Private Placement. The exercise price of each warrant is equal to the lesser of the stock price in a future financing arrangement or $0.25. Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations. The fair value of the warrants was determined during the six months ending November 30, 2014 and 2013 using the Black-Scholes option pricing model based on the following assumptions:

	2015	2014

Risk-free interest rates	0.10%	0.28%
Contractual life	0.65 years	1.65 years
Expected volatility	98.2%	202.49%
Dividend yield	0%	0%

NOTE 7 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum.  As of November 30, 2014, accrued interest totaling $89,350 is recorded in accrued liabilities.  The interest is payable in either cash or in kind.  The notes have been amended and restated and now have a maturity date of December 31, 2015 and are classified as long term notes payable.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

NOTE 8 – SUBSEQUENT EVENTS

Stock Options

On January 2, 2015, the Company granted 1,100,000 stock options to a member of the board of directors with an exercise price of $0.38 per share, the fair market value on the date of grant.  The options vest monthly over three years beginning February 2, 2015 and expire on January 2, 2025.   The grant date fair value of this employee stock option grant amounted to approximately $432,000.  The assumptions used in calculating these values were based on an estimated contractual life of 7.0 years, volatility of 177%, a dividend yield of zero and a 1.92% risk free interest rate at the date of grant.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.  See “Item 1. Business” in the Form 10-K for the year ended May 31, 2014 for a discussion of our business and our transactions with SORC.   The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC.  As of November 30, 2014, no royalties have been accrued or paid.

As of November 30, 2014, Alleghany Capital had a net investment of approximately $147.8 million into SORC.  This investment is primarily being channeled into two major projects located in separate states.

In Kansas, SORC funds have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop a UGD facility.  In January 2013, the Kansas Corporation Commission (“KCC”) issued permits to begin work on the project, and as of November 30, 2014, the first phase of excavating and preparing the underground chamber for drilling had been completed, testing of all equipment, designs, procedures and systems had begun, and the initial drilling phase had commenced.

In Louisiana, SORC has acquired oil and gas leases on approximately 9,240 acres in a targeted oil reservoir.  Negotiations continue to acquire additional mineral rights and leases in that oil field, and the Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company, on behalf of SORC, is currently operating those leases acquired. The Company has assessed the geological data concerning the oil reservoir there and will begin implementing the UGD recovery method if and when approved by the SORC board of directors.

When SORC acquires mineral rights, it generally will continue to operate any producing properties associated with those rights and expects to generate revenue and profit from doing so. Some mineral rights acquired thus far include leases which have producing wells on them.  For those fields, once development of the underground chamber is complete, the UGD method is prepared for operation, and production has begun, selected conventional wells are expected to be plugged and abandoned.  The effect of such operational procedures should result in minimal disruption of oil production from the SORC field investments.

In accordance with the terms of the Agreements, the Company has agreed with SORC that it will not acquire any fields associated with UGD development.

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock.  In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital.  As of November 30, 2014, SORC had $6.75 million of borrowings under the facility, its current borrowing capacity, which is limited to the value of properties included in the borrowing base as determined by the lending institution.  As of November 30, 2014, SORC had received $147.8 million in net funding from Alleghany Capital.   Prior to the Company’s receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements.  Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.  With such uncertainty, Royalty cash distributions are not foreseen in the near future and the main source of income for the Company will continue to be the management fee revenue under the MSA.

Our cash and cash equivalents at November 30, 2014 was $99,632.   Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as long-term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $1,849,091 and $1,728,005 for the quarter ended November 30, 2014 and $768,651 and $742,972 for the quarter ended November 30, 2013.  Similarly, the Company received and recorded management fee revenue and direct costs totaling $3,403,993 and $3,229,979 for the six months ended November 30, 2014 and $1,468,848 and $1,391,490 for the six months ended November 30, 2013.  The increase in revenues and direct costs is primarily attributable to an increase in employees for both the three and six months ended November 30, 2014 as compared to the same three and six months of last year.

During the quarters ended November 30, 2014 and 2013, respectively, we incurred operating expenses of $286,184 and $198,508.  The Company incurred operating expenses of $595,682 and $413,902 during the six months ended November 30, 2014 and 2013, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense.  The increase in expenses for the quarter ended November 30, 2014 as compared to the same period in 2013 is primarily attributable to the increased share based compensation expense.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation.  Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales.  However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Further, for the quarters ended November 30, 2014 and 2013, respectively, the Company experienced a gain on revaluation of warrant liability of $172,130 and a loss on revaluation of warrant liability of $77,136.  For the six months ended November 30, 2014 and 2013, respectively, the Company experienced a gain on revaluation of warrant liability of $257,319 and a loss on revaluation of warrant liability of $126,012.  The changes on revaluation during the three and six months ended November 30, 2014 are due to a decrease in the common stock price, as well as a change in the exercise price on certain warrants, whereas the changes on revaluation during the three and six months ended November 30, 2013 are due to an increase in the common stock price and the change in the exercise price on certain warrants.

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

LAREDO OIL, INC.

(Registrant)

Date: January 14, 2015	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 14, 2015	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director