Form 10-Q
period 2015-02-28
Laredo Oil, Inc.
filed 2015-04-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2015

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
53,842,585 shares of common stock issued and outstanding as of April 14, 2015.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2014.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2014.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc., as of February 28, 2015 and the results of its operations for the three and nine month periods and cash flows for the nine month period then ended, have been included.  The results of operations for the three and nine month periods ended February 28, 2015 are not necessarily indicative of the results for the full year ending May 31, 2015.

Laredo Oil, Inc.
Balance Sheets

	February 28, 2015	May 31, 2014
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$70,366	$88,271
Prepaid expenses and other current assets	128,540	48,223
Total Current Assets	198,906	136,494

TOTAL ASSETS	$198,906	$136,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$115,713	$28,286
Accrued payroll liabilities	834,721	482,515
Accrued interest	95,772	76,805
Deferred management fee revenue	45,833	45,833
Warrant liabilities	298,762	636,428
Notes payable	350,000	350,000

Total Current Liabilities	1,740,801	1,619,867

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,668,177 and 53,600,013 issued and outstanding, respectively	5,367	5,360
Additional paid in capital	7,171,980	6,684,403
Accumulated deficit	(8,719,242)	(8,173,136)

Total Stockholders’ Deficit	(1,541,895)	(1,483,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$198,906	$136,494

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

Management fee revenue	$2,636,486	$974,398	$6,040,479	$2,443,246

Direct costs	2,829,375	875,582	6,059,354	2,267,072

Gross profit/(loss)	(192,889)	98,816	(18,875)	176,174

General, selling and administrative expenses	153,548	195,158	508,436	451,555
Consulting and professional services	96,351	78,345	337,145	235,850

Total Operating Expense	249,899	273,503	845,581	687,405

Operating loss	(442,788)	(174,687)	(864,456)	(511,231)

Other income/(expense)
Gain/(loss) on revaluation of warrant liability	80,347	58,317	337,666	(67,695)
Interest expense	(6,434)	(6,105)	(19,316)	(20,464)

Net income/(loss)	$(368,875)	$(122,475)	$(546,106)	$(599,390)

Net income/(loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	53,432,533	53,650,013	53,397,811	53,612,650

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2015	February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(546,106)	$(599,390)
Adjustments to Reconcile Net Loss to Net Cash Provided By (Used in) Operating Activities
Share based compensation	481,084	381,389
(Gain)/Loss on revaluation of warrant liability	(337,666)	67,695
Increase in prepaid expenses and other current assets	(80,317)	(2,658)
Increase in accounts payable and accrued liabilities	458,600	175,442
Increase in deferred management fee revenue	-	255,497

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(24,405)	277,975

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Exercise of stock options	6,500	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,500	-

Net (decrease)/increase in cash and cash equivalents	(17,905)	277,975

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	88,271	107,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,366	$385,649

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement with SORC.  As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  The monthly and quarterly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the MSA. The quarterly management fee is $137,500 per quarter and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at February 28, 2015.  In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through February 28, 2015 the subsidiary has had no activity.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements.  Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.

Basic and Diluted Net Income/(Loss) per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company realized a net loss for the three and nine month periods ended February 28, 2015 and 2014, respectively, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of February 28, 2015, and has a net loss of $546,106 for the nine months ended February 28, 2015. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2015.  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long term notes payable approximates the carrying value.

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

The Company has warrant liabilities which are measured at fair value on a recurring basis at February 28, 2015 and 2014. The Company recorded a gain on revaluation of warrant liability of $80,347 and $337,666 for the three and nine months ended February 28, 2015.  The Company recorded a gain on revaluation of warrant liability of $58,317 for the three months ended February 28, 2014 and a loss on revaluation of warrant liability of $67,695 for the nine months ended February 28, 2014.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock price volatility and expected remaining life as disclosed in Note 6.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of February 28, 2015 and May 31, 2014:

Fair Value Measurements on a Recurring Basis

Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – February 28, 2015	$-	$298,762	$-	$298,762
Warrant Liabilities – May 31, 2014	$-	$636,428	$-	$636,428

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

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and nine months ended February 28, 2015 and 2014 is generated from charges to SORC. All outstanding notes payable at February 28, 2015 and May 31, 2014 are held by Alleghany Capital.  See Note 7.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Nine Months Ended	Nine Months Ended
	February 28, 2015	February 28, 2014
Share-based compensation:
General, selling and administrative expenses	$335,110	$340,279
Consulting and professional services	145,974	41,110
	481,084	381,389
Share-based compensation by type of award:
Stock options	458,584	340,279
Restricted stock	22,500	41,110
	$481,084	$381,389

Stock Options

Stock options were exercised for net proceeds of $6,500 during the third quarter of fiscal year 2015, resulting in the issuance of 26,000 shares of common stock.

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

Restricted Stock

No restricted stock was granted during the first nine months of fiscal year 2015.  In August 2013, the three independent board members were each granted 50,000 restricted shares which vest in equal annual installments over three years beginning on the grant date.  During the 4th quarter of fiscal year 2014, one of the independent board members resigned from their position resulting in a forfeiture of 50,000 restricted shares causing a $2,000 reduction to consulting and professional services expense.

The fair value of the restricted stock granted is the market value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair value of restricted stock granted during the first quarter of fiscal year 2014 was $37,500, using $0.25 per share.

Warrants

No warrants were issued during the first nine months of fiscal year 2015 or 2014.  During the second quarter of fiscal year 2015, warrants for 62,500 shares were exercised in a cashless share transaction resulting in the issuance of 42,164 shares.

All outstanding warrants are currently exercisable.

During fiscal year 2011, the Company issued warrants to purchase 975,000 shares of common stock in connection with a stock purchase agreement. These warrants are exercisable for five years from the date of the Company’s Private Placement. The exercise price of each warrant is equal to the lesser of the stock price in a future financing arrangement, or $0.25. Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations. The fair value of the warrants was determined during the nine months ending February 28, 2015 and 2014 using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2015	2014

Risk-free interest rates	0.09%	0.28%
Contractual life	0.8 years	1.65 years
Expected volatility	122.9%	202.4%
Dividend yield	0%	0%

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum.  As of February 28, 2015, accrued interest totaling $95,772 is recorded in accrued liabilities.  The interest is payable in either cash or in kind.  The notes have been amended and restated and now have a maturity date of December 31, 2015 and are classified as short term notes payable.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

NOTE 8 – SUBSEQUENT EVENTS

During fourth quarter of fiscal year 2015, warrants to purchase 332,500 shares of common stock were exercised in a combination of cash and cashless share transactions resulting in the issuance of 174,408 shares.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.  See “Item 1. Business” in the Form 10-K for the year ended May 31, 2014 for a discussion of our business and our transactions with SORC.   The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC.  As of February 28, 2015, no royalties have been accrued or paid.

As of February 28, 2015, Alleghany Capital had a net investment of approximately $208.3 million into SORC.  This investment is primarily being channeled into three major projects located in separate states.  The projects are listed in order of acquisition, but not necessarily in order of when work may commence on UGD projects if and when approved by the SORC board of directors.

The first project is located in Kansas.  SORC funds there have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop a UGD facility.  In January 2013, permits were issued by the Kansas Corporation Commission (“KCC”) to begin work on the project.  On January 12, 2015, SORC declared a unit covering approximately 1,560 acres, and as of February 28, 2015, well bores were being drilled and equipment, designs, procedures and systems were being evaluated and modified where necessary.  As of the end of the quarter, no crude oil sales from the facility had occurred due to ongoing drilling activities and system optimization.  There is a time lag between drilling, production and sales.

The second project is located in Louisiana.  SORC has acquired oil and gas leases on approximately 9,240 acres in a targeted oil reservoir there.  Negotiations continue to acquire additional mineral rights and leases in that oil field, and the Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company, on behalf of SORC, is currently operating those leases acquired. The Company has assessed the geological data concerning the oil reservoir there and will begin implementing the UGD recovery method if and when approved by the SORC board of directors.

The third project is located in Wyoming.  On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy's Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million.   The purchase culminated a competitive bidding process that closed on October 16, 2014.  Under the terms of the sale, upon closing of the transaction, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC.  The remaining surface acreage is scheduled to be transferred in May, bringing the total acres purchased to 9,318.  The oil field there is operational and currently producing crude oil using conventional production methods.

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

In accordance with the terms of the Agreements, the Company has agreed with SORC that it will not acquire for its own account any fields associated with UGD development.

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock.  In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital.  As of February 28, 2015, SORC had $6.55 million of borrowings under the facility, its current borrowing capacity, which is limited to the value of properties included in the borrowing base as determined by the lending institution.  As of February 28, 2015, SORC had received $208.3 million in net funding from Alleghany Capital.   Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements.  Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.  With such uncertainty, Royalty cash distributions are not foreseen in the near future and the main source of income for the Company will continue to be the management fee revenue under the MSA.

Our cash and cash equivalents at February 28, 2015 was $70,366.   Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short-term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $2,636,486 and $2,829,375 for the quarter ended February 28, 2015 and $974,398 and $875,582 for the quarter ended February 28, 2014.  Similarly, the Company received and recorded management fee revenue and direct costs totaling $6,040,479 and $6,059,354 for the nine months ended February 28, 2015 and $2,443,246 and $2,267,072 for the nine months ended February 28, 2014.  The increase in revenues and direct costs is primarily attributable to an increase in employees for both the three and nine months ended February 28, 2015 as compared to the same three and nine months of last year.

During the quarters ended February 28, 2015 and 2014, respectively, we incurred operating expenses of $249,899 and $273,503.  The Company incurred operating expenses of $845,581 and $687,405 during the nine months ended February 28, 2015 and 2014, respectively.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense.  The increase in expenses for the quarter ended February 28, 2015 as compared to the same period in 2014 is primarily attributable to the increased rent.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation.  Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales.  However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Further, for the quarters ended February 28, 2015 and 2014, respectively, the Company experienced a gain on revaluation of warrant liability of $80,347 and $58,317.  For the nine months ended February 28, 2015 and 2014, respectively, the Company experienced a gain on revaluation of warrant liability of $337,666 and a loss on revaluation of warrant liability of $67,695.  The changes on revaluation during the three and nine months ended February 28, 2015 and the three months ended February 28, 2014 are due to a decrease in the common stock price, as well as a change in the exercise price on certain warrants, whereas the changes on revaluation during the nine months ended February 28, 2014 are due to an increase in the common stock price and the change in the exercise price on certain warrants.

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

LAREDO OIL, INC.

(Registrant)

Date: April 14, 2015	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 14, 2015	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director