Form 10-K
period 2015-05-31
Laredo Oil, Inc.
filed 2015-08-31
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's outstanding shares of voting common stock held by non-affiliates based on the closing price of these shares on November 28, 2014 of $0.62 per share as reported on the OTC Bulletin Board, was $11.5 million.  That date was the last business day of the most recently completed second fiscal quarter.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2015, the registrant had 54,514,765 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

 ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2015 ON FORM 10-K

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

SORC is funded solely by Alleghany Capital in exchange for issuance by SORC of 12% Cumulative Preferred Stock.   Prior to the Company receiving any cash distributions from SORC, all accrued dividends must be paid and preferred shares redeemed.  As of May 31, 2015 SORC has received nearly $220.4 million in funding from Alleghany Capital.

Item 1.	Business – continued

Under the Finder’s Fee Agreement, SORC agreed to provide funding for amounts payable to Sunrise Securities Corporation (“Sunrise”) for certain finder’s fees relating to Alleghany’s investment in SORC, which amounts shall not exceed $1,100,000 in the aggregate.  As of May 31, 2015 SORC had paid Sunrise $1,100,000 in fees, the total amount due under the Finder’s Fee Agreement.

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

Operating Hazards and Uninsured Risks

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. We believe that the cost and timing of drilling, completing and operating wells is often uncertain and that drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including low oil prices, title problems, reservoir characteristics, weather conditions, equipment failures, delays by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services.  SORC’s future oil recovery activities may not be successful and, if unsuccessful, such failure may result in cancellation of the Agreements and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1.	Business – continued

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

Environmental Matters

The oil industry is subject to extensive and changing federal, state and local laws and regulations relating to both environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and safety and health. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue. These laws and regulations may require a permit or other authorization before construction or drilling commences, and for certain other activities, limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas, impose substantial liabilities for pollution resulting from its operations, and require the reclamation of certain lands.

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

Facilities

Our principal executive office is located in Austin, Texas, at 111 Congress Avenue, Suite 400, Austin, Texas 78701.  The Company has a second office which was opened in July 2011 in Golden, Colorado. A third office located in Bigfork, Montana was opened in June 2012, but closed in March 2015.

Employees

As of May 31, 2015, we had 97 full-time employees and two non-employee directors.

Item 1.	Business – continued

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

As of May 31, 2015, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2014—Aug 2014	Fiscal Q2: Sep 2014—Nov 2014	Fiscal Q3: Dec 2014—Feb 2015	Fiscal Q4: Mar 2015-–May 2015
High Bid	0.78	0.79	0.54	0.45
Low Bid	0.57	0.55	0.25	0.29

	Fiscal Q1: Jun 2013—Aug 2013	Fiscal Q2: Sep 2013—Nov 2013	Fiscal Q3: Dec 2013—Feb 2014	Fiscal Q4: Mar 2014 – May 2014
High Bid	0.22	0.41	0.36	0.81
Low Bid	0.15	0.17	0.24	0.25

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

Holders

As of August 31, 2015 the Company had 54,514,765 shares of common stock issued and outstanding estimated to be held by more than 300 record holders including those who own units through their brokers "in street name".  Additionally, the Company had outstanding warrants to purchase 5,374,501 shares of stock at an exercise price equal to $0.70 per share. The Company also has outstanding options to purchase 3,010,000 shares of common stock at $0.20 per share, 2,400,000 shares of common stock at $2.00 per share, 1,514,000 shares of common stock at $0.25 per share, 1,200,000 shares of common stock at $0.36 per share, 1,100,000 shares of common stock at $0.38 per share, 600,000 shares of common stock at $0.40 per share, 250,000 shares of common stock at $0.27 per share and 925,000 shares at $0.405.  If shares underlying all outstanding warrants and both vested and unvested options were issued, the fully diluted number of shares outstanding would be 70,888,266 shares.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.  See “Item 1. Business” for a discussion of our business and our transactions with SORC.   The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC.  As of May 31, 2015, no royalties have been accrued or paid.

As of May 31, 2015, Alleghany Capital had a net investment of approximately $220.4 million, and as of June 30, 2015 Alleghany publicly reported that it had invested $222.6 million into SORC.  This investment is primarily being channeled into three major projects located in separate states.  The projects are listed in order of acquisition, but not necessarily in order of when work may commence on UGD projects if and when approved by the SORC board of directors.

The first project is located in Kansas.  SORC funds there have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop a UGD facility.  In January 2013, permits were issued by the Kansas Corporation Commission (“KCC”) to begin work on the project.  On January 12, 2015, SORC declared a unit covering approximately 1,560 acres.  During the quarter ended May 31, 2015, drilling was intermittent and sporadic as equipment, designs, procedures and systems were being evaluated, tested and modified or replaced where necessary.  The Company continues to analyze and interpret drilling results from initial underground well bores to determine additional activities that may be required to optimize production from the field.  As of August 31, 2015, no crude oil sales from the facility had occurred due to the ongoing drilling activities and system evaluation and optimization.  There is a time lag between drilling, production and sales.

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

The third project is located in Wyoming.  On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy's Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million.   The purchase culminated a competitive bidding process that closed on October 16, 2014.  Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC.  The remaining surface acreage transferred in June, bringing the total acres purchased to 9,318.  The oil field there is operational and currently producing crude oil using conventional production methods. The Company is assessing the geological data concerning the oil reservoir there and may begin implementing the UGD recovery method if approved by the SORC board of directors.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock.  In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital.  As of June 30, 2015, SORC reported $6.2 million of borrowings under the facility equal to its then current borrowing capacity which is limited to the value of properties included in the borrowing base as determined by the lending institution.  In July 2015, the entire balance owed was repaid and the balance was $0 as of August 31, 2015.  As of June 30, 2015, SORC had received $222.6 million in net equity funding from Alleghany Capital.   Prior to the Company’s receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements.  Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.  With such uncertainty, Royalty cash distributions are not foreseen in the near future and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations – continued

Our reported cash at May 31, 2015 was $85,835.  For the year ended May 31, 2015, the Company received $10,927,220 from SORC in management fees and payments.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short-term.

Recently issued accounting pronouncements

Refer to Note 3 of the Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Results of Operations

Pursuant to the Management Services Agreement with SORC, the Company received and recorded management fee revenue and direct costs totaling $8,819,371 and $8,840,924, respectively, for the fiscal year ending May 31, 2015 and $3,471,933 and $3,326,206, respectively, for the fiscal year ending May 31, 2014.  The increase in revenues and direct costs is primarily attributable to an increase in employees as operations expanded in fiscal year ending May 31, 2015 as compared to fiscal year ending May 31, 2014.

During the years ended May 31, 2015 and 2014, respectively, we incurred operating expenses of $1,042,743 and $938,332.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense.  The increase in expenses for the year ended May 31, 2015 as compared to the same period in 2014 is primarily attributable to the increased share based compensation expense.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation.  Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales.  However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Further, for the year ended May 31, 2015, the Company experienced a gain on revaluation of the warrant liability of $384,437 and, for the year ended May 31, 2014, the Company experienced a loss on revaluation of the warrant liability of $496,062. These changes on revaluation are due to decreases and increases in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

Through July 2015, the Company’s net loss will continue to be affected by changes of value of the warrant liability associated with the Sutter and Seaside warrants which contain price-protection provisions.  Those warrants were exercised in July 2015 prior to their expiration.  Accordingly, they will no longer be outstanding during the majority of fiscal year 2016.  (See Item 12.  Security Ownership of Certain Beneficial Owners and Management.)

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2015.  As we grow, we are working on further improving our segregation of duties and level of supervision.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 31, 2015, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	55	Director	March 1, 2011
Christopher E. Lindsey	49	General Counsel and Secretary	October 16, 2013
Michael H. Price	67	Independent Director	August 3, 2012
Mark See	54	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	68	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

DONALD BECKHAM has served as a director of the Company since March 1, 2011. In 1993 he founded Beckham Resources, Inc. (“BRI”) which for the past 19 years has been a licensed, bonded and insured operator in good standing with the Railroad Commission of Texas.  Through BRI, Mr. Beckham has drilled and operated fields for his own account.  His expertise is in the acquisition, exploitation, exploration and production enhancement of mature oil and gas fields through which he has been able to enhance production by compressor optimization, pump design, work-over programs, stimulation techniques and identifying new pay zones.   BRI has operated wells in the following fields:  Hull, Liberty, Aransas Pass, McCampbell, Mission River, Garcitas Creek, Sour Lake, Batson, Barton Ranch and Dayton.    Prior to BRI, Mr. Beckham was the chief operations manager for Houston Oil Fields Corporation (“HOFCO”) where he began his career.  There he was responsible for drilling, production and field operations and managed approximately 100 people including engineers, geologists, land men, pumpers,  and other contract personnel, as well as state and federal environmental and regulatory functions.   He managed an annual capital budget of approximately $30 million and operated approximately 100 wells.   HOFCO drilled about 20 wells per annum and performed approximately 30 recompletions and work over operations each year.   HOFCO owned interests in about 10 key fields principally in Texas, and company-managed production was approximately 1,000 bpd of crude oil and 10 mm cfd of natural gas.  Fields that he managed were as follows:  Manvell, Cold Springs, Shepherd, Turtle Bay, Red Fish Bay, Dickinson, Refugio, Lost Lake, Liberty and Abbeville.  Mr. Beckham is a petroleum engineer and 1984 graduate of Mississippi State University.

CHRISTOPHER E. LINDSEY has served as the General Counsel and Secretary of the Company since October 16, 2013.  Prior to joining the Company, Mr. Lindsey served briefly as a partner in the Houston office of Liskow & Lewis, representing oil and gas clients.  Prior to Liskow, in 2013 Mr. Lindsey was a partner at Gordon Arata McCollam Duplantis & Eagan LLC as an oil and gas partner in the Houston office. Before that Mr. Lindsey was an oil and gas partner in the Houston office of Burleson LLP from 2011 to 2012.  From 2010 to 2011, Mr. Lindsey was in the legal department of Boxer Property Management Corporation. Prior to that Mr. Lindsey was a partner in the Greensboro, North Carolina office of Purrington Moody Weil LLP from 2001 to 2009.  He has practiced law both in-house and at various firms for over 20 years, including in-house positions as general counsel of Mariner Energy, LLC from 1998 to 2000 and SalvageSale.com from 2000 to 2001.  Mr. Lindsey began his career as an associate in the Houston office of Bracewell and Giuliani LLP from 1993 to 1998. Mr. Lindsey graduated from the University of Virginia with a BA in Economics in 1988, from the University of Texas School of Law with a JD in 1993 and from the University of Texas at Austin with an MBA in 2003.

MICHAEL H. PRICE, has over 40 years of senior financial and petroleum experience in the global oil and gas industry.  He has been a principal in Octagon Energy Advisors, a Houston based energy investment advisory firm, from 2002 to the present.  The firm advises financial institutions and institutional investors participating in energy investments.  Since 2008, he has been a Managing Director at ING Capital which provides debt financing to domestic exploration and production companies.   From 1998 through 2002, Mr. Price was the Chief Financial Officer of Forman Petroleum Corporation.  Before that, Mr. Price was Managing Director at Chase Manhattan Bank for fifteen years, and was in charge of technical support for Chase’s worldwide energy merchant banking activities.  In his early career, he worked as a consulting principal on domestic petroleum engineering and landowner matters, and gained extensive international experience working with major oil companies in a variety of operating positions.  He holds a BS and MS from Illinois Institute of Technology, a MBA from the University of Chicago, a M.Sc. from the London School of Economics, and a MS in Petroleum Engineering from Tulane University.

Item 10.	Directors, Executive Officers and Corporate Governance - continued

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

Item 10.	Directors, Executive Officers and Corporate Governance - continued

Section 16(a) Beneficial Ownership Reporting Compliance

During the previous fiscal year ended May 31, 2015, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company's officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached by reference as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.laredo-oil.com.

Item 11.	Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2015 and 2014 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Mark See (1)	2015	533,333	50,000		-	589,333
Chief Executive Officer and Chairman of the Board	2014	476,084	-		-	476,084

Bradley E. Sparks (2)	2015	415,000	18,000		-	433,000
Chief Financial Officer, Treasurer and Director	2014	388,501	-		-	388,501

Christopher E. Lindsey, General Counsel and Secretary (3)	2015	317,833	18,000			335,833
	2014	193,750	-	284,911	35,000	513,661

(1)
The amounts shown in 2015 include $508,333 of salary paid and $25,000 of deferred compensation and in 2014 include $456,292 of salary paid and $19,792 of deferred compensation.  As of May 31, 2015, Mr. See has cumulative deferred compensation of $44,792.

(2)
The amounts shown in 2015 include $269,580 of salary and $145,420 of deferred compensation and in 2014 include $257,227 of salary paid and $131,274 of deferred compensation.  As of May 31, 2015, Mr. Sparks has cumulative deferred compensation of $355,759.

(3)
Mr. Lindsey was hired on October 16, 2013.  Presentation includes amounts accrued for financial statement purposes under ASC Topic 718, Compensation-Stock Compensation.  On November 22, 2013, Mr. Lindsey received an option grant vesting monthly over three years to acquire 800,000 shares of the Company’s Common Stock at an exercise price of $0.36 per share.  Mr. Lindsey also received a $35,000 payment for relocation expenses shown as Other Compensation during fiscal year 2014.

Named Executive Officers Compensation and Termination of Employment Provisions

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

Item 11.	Executive Compensation – continued

On October 14, 2014 the letter agreement dated October 16, 2009 between the Company and Mr. See was amended to set the salary amount at $495,000 per year and delete the automatic cost of living increase of 10% per year.  In addition, the amendment modified the terms of the severance so that if Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two year period shall be increased to a three year period.

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

On October 14, 2014 the letter agreement dated October 20, 2009 between the Company and Mr. Sparks was amended to set the salary amount at $385,000 per year and delete the automatic cost of living increase of 10% per year.  In addition, the amendment modified the terms of the severance so that if Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two year period shall be increased to a three year period.

Pursuant to a letter agreement dated October 16, 2013 between the Company and Mr. Lindsey, we agreed to pay Mr. Lindsey an annual base salary of $300,000 per year.  He also is entitled to a monthly professional allowance of $1,000.  We also granted to Mr. Lindsey an option to purchase 800,000 shares of our common stock at a price of $0.36 per share in accordance with the Laredo Oil, Inc. 2011 Equity Incentive Plan.  If Mr. Lindsey is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Lindsey equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the one year period following the effective date of such termination.  In addition, Mr. Lindsey will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  In January 2015, the Laredo Board of Directors increased the annual base salary of Mr. Lindsey to $314,000 per year.

Effective June 29, 2012, the Board approved the Laredo Management Retention Plan (the “Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the Incentive Royalty to be assigned to the Royalty Plan.  In accordance with the terms of the Royalty Plan, a new special purposes entity was formed on July 3, 2012 as a Delaware limited liability company (the “Plan Entity”).  On October 11, 2012, the Board (i) amended the Royalty Plan to, among other things, change the name of the Royalty Plan to “Laredo Royalty Incentive Plan”, (ii) appointed a Compensation Committee of the non-employee board members (the “Compensation Committee”) to administer the Royalty Plan and make awards thereunder, (iii) authorized the filing of an Amendment to the Certificate of Formation of the Plan Entity to change its name to “Laredo Royalty Incentive Plan, LLC”, (iv) adopted and approved an Assignment Agreement pursuant to which the Incentive Royalty was assigned to the Plan Entity in accordance with the Royalty Plan.  Also on October 11, 2012, the Compensation Committee made awards of Restricted Common Units of the Plan Entity (the “Plan Units”) pursuant to Award Agreements to certain of its employees.  These Plan Units vest over a period of three years, but are subject to accelerated vesting upon the commencement of production under the initial UGD project as provided in the award agreement.  Ten thousand (10,000) Plan Units are authorized for issuance under the Royalty Plan, of which 8,280 Plan Units were issued and outstanding as of May 31, 2015.

Item 11.	Executive Compensation – continued

Outstanding equity awards as of May 31, 2015:

(a) Name and Principle Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(c) Number of Securities Underlying Unexercised Options Unexercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Christopher E. Lindsey General Counsel and Secretary	399,996	400,004	0.36	November 22, 2023
Mark See CEO and Chairman of the Board	900,000	-	2.00	April 11, 2017
Bradley E. Sparks CFO, Treasurer & Director	1,500,000	-	2.00	April 11, 2022

In February 2011, the Company approved the Laredo Oil, Inc. 2011 Equity Incentive Plan.  The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011 and was amended in December 2014 to increase the number of shares available for issuance thereunder to an aggregate of 15,000,000 shares.

Director Compensation

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(j) Total ($)
Donald Beckham	50,000	4,167	45,609	99,776
Michael H. Price	50,000	25,833	-	75,833

The compensation for each non-employee director is as follows:  quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in three equal installments over three years, and all reasonable expenses associated with attendance at Board meetings.  Five hundred thousand shares of the aforementioned restricted stock were granted in January 2012 to Mr. Beckham and were fully vested on March 1, 2015.   In August 2012, Mr. Price was granted 500,000 shares of restricted common stock vesting in three equal installments over three years.  As of May 31, 2015, 333,333 shares were vested for Mr. Price.   On August 8, 2013 each non-employee director was awarded 50,000 restricted shares vesting in equal installments over three years.  As of May 31, 2015, 16,667 shares were vested for Messrs. Beckham and Price. Messrs. See and Sparks receive no additional compensation for Board service.

On January 2, 2015, the Company granted 1,100,000 stock options to Mr. Beckham with an exercise price of $0.38 per share, the fair market value on the date of grant.  The options vest monthly over three years beginning February 1, 2015 and expire on January 2, 2025.   The grant date fair value of this employee stock option grant amounted to approximately $410,000.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	23.5%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	9.9%

Mark See (3) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	31,996,676	57.7%

Bradley E. Sparks (4) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	4,324,857	7.7%

Donald Beckham (5) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	825,000	1.5%

Michael H. Price (6) 111 Congress Avenue, Ste. 400 Austin, TX 78701	Direct	550,000	1.0%

All Directors and Officers as a Group (5 persons)	Direct	38,207,644	66.2%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares are mutually owned by Mr. and Mrs. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)
Includes 18,252,407 shares mutually owned by Mr. and Mrs. See, through Bedford Holdings, LLC and Darlington, LLC, as shown in the table above.   These 18,252,407 shares are the only shares owned by relatives which are required to be included in the total number of shares owned by all directors and officers as a group (5 persons).  Includes fully vested options to purchase 900,000 shares of common stock at $2.00 per share.

(4)	Includes fully vested options to purchase 1,500,000 shares of common stock at $2.00 per share.
(5)
Mr. Beckham received 500,000 restricted shares vesting in equal annual installments over three years beginning March 1, 2011.  As of May 31, 2015, all 500,000 shares were vested.  On August 8, 2013, Mr. Beckham was granted 50,000 restricted shares vesting in equal annual installments over three years beginning on the grant date.  On January 2, 2015, Mr Beckham was granted 1,100,000 stock options vesting monthly over three years beginning on the grant date and expiring on January 2, 2025.

(6)	Mr. Price received 500,000 restricted shares vesting in equal annual installments over three years beginning August 1, 2012. As of the date of the filing of this Form 10-K, all 500,000 shares have vested. On August 8, 2013, Mr. Price was granted 50,000 restricted shares vesting in equal annual installments over three years beginning on the grant date.

Item 12.	Security Ownership of Certain Beneficial Owners and Management – continued

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2015 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	10,074,000		0.69	3,300,000 (2)
Equity compensation plans not approved by security holders	6,349,501	(3)(4)	0.63	N/A
Total	16,423,501		0.68	3,300,000

1)
Effective November 6, 2011, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to approve the Company’s 2011 Equity Incentive Plan (the “Plan”).  Stockholders owning an aggregate of 31,096,676 shares, or 59.8% of the issued and outstanding Common Stock of the Company, approved the matter.  The Plan and corresponding agreements are exhibits to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 8, 2011.  The Plan reserved 10,000,000 shares of common stock for issuance to eligible recipients.  In December 2014, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to amend the Plan by reserving an additional 5,000,000 shares of common stock for issuance to eligible recipients.  The Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission on December 19, 2014 regarding the additional shares.

2)
During fiscal year 2012, we issued 500,000 restricted shares to each of our two non-employee directors for a total of one million shares.  During fiscal year 2013, we issued 500,000 restricted shares to our third non-employee director.  In fiscal year 2014, we issued to our non-employee directors 150,000 restricted shares of which 50,000 restricted shares were later forfeited.  In total, a net 1,600,000 restricted shares have been issued to our non-employee directors under the Plan.  Since restricted shares were issued to directors, they are not available for issuance under the Plan and thus reduce the number of securities remaining available in this column.  In addition, we granted options to purchase 6,010,000 shares of common stock to employees and contractors during fiscal year 2012, none in fiscal year 2013, 2,990,000 in fiscal year 2014 and 1,700,000 in fiscal year 2015.  Also during fiscal year 2014, options to purchase 600,000 shares of common stock previously granted to Mr. See and 50,000 shares of restricted stock previously granted to a former director were forfeited and subsequently granted to key contractors in the form of options to purchase shares of common stock.  The aforementioned restricted stock and options were issued under the 2011 Equity Incentive Plan, as amended (the “Amended Plan”) which has 15,000,000 shares of common stock reserved for issuance for directors, employees and contractors.

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

4)
In fiscal years 2010 and 2011, warrants for 770,000 shares of common stock were issued as part of a convertible debt offering and in fiscal year 2011, warrants for 975,000 shares of common stock were issued as part of a Stock Purchase Agreement with Seaside 88, LP and Sutter Securities Incorporated for the private placement of 2,000,000 shares of common stock.  As of August 31, 2015, all of the aforementioned warrants have been exercised resulting in the issuance of 888,752 shares of common stock of the Company in full satisfaction of the warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

Mr. Donald Beckham, a director of the Company, provided consulting services to SORC related to the Teapot Dome Oilfield acquired by SORC in January 2015.   During the year ended May 31, 2015 , Mr. Beckham was paid approximately $151,000 by SORC as consideration for such services. Subsequent to May 31, 2015, Mr. Beckham was paid an additional approximate $62,000 as consideration for such services. This consulting arrangement terminated on July 24, 2015.

Director Independence.

Mr. Price is an “independent” director based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14.	Principal Accounting Fees and Services

(1)           Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $58,500 for the fiscal year ended May 31, 2014 and $63,254 for the fiscal year ended May 31, 2015.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under paragraph (1) above was $0.

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2015 and 2014 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $4,725 and $5,550, respectively.

(4)           All Other Fees

During the last two fiscal years ending May 31, 2015 and 2014, respectively there were $1,938 and $1,525 fees charged by the principal accountants other than those disclosed in (1) and (2) above.

(5)           Audit Committee’s Pre-approval Policies and Procedures

The Audit Committee pre-approves the engagement with the independent auditor.  It meets four times annually and reviews financial statements with the independent auditor.  Additionally, the Audit Committee meets in executive session with the independent auditor at the conclusion of those meetings.

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

10.3
Letter Agreement dated October 16, 2013 between the Company and Christopher E. Lindsey, General Counsel and Secretary, regarding compensation, included as Exhibit 10.3 to our Form 10-K filed August 29, 2014 and incorporated herein by reference.

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

LAREDO OIL, INC.
(the "Registrant")

Date: August 31, 2015	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 31, 2015	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 31, 2015	By:	/s/ BRADLEY E. SPARKS
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: August 31, 2015	By:	/s/ DONALD BECKHAM
Donald Beckham
Director

Date: August 31, 2015	By:	/s/ MICHAEL H. PRICE
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Laredo Oil, Inc.

We have audited the accompanying balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Oil, Inc. as of May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell,  L.L.P.
WEAVER AND TIDWELL, L.L.P.

 Austin, Texas
August 28, 2015

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	AUSTIN 1601 SO. MoPAC EXPRESSWAY, SUITE D250, AUSTIN, TX 78746 P: (512) 609 1900 F: (512) 609 1911

Laredo Oil, Inc.
Balance Sheets

	May 31,	May 31,
	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$85,835	$88,271
Prepaid expenses and other current assets	155,922	48,223
Total Current Assets	241,757	136,494

TOTAL ASSETS	$241,757	$136,494

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$35,043	$28,286
Accrued payroll liabilities	1,010,158	482,515
Accrued interest	102,413	76,805
Deferred management fee revenue	45,833	45,833
Warrant liabilities	251,991	636,428
Notes payable	350,000	350,000
Total Current Liabilities	1,795,438	1,619,867

TOTAL LIABILITIES	1,795,438	1,619,867

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 53,998,569 and 53,600,013 issued and outstanding, respectively	5,400	5,360
Additional paid in capital	7,320,378	6,684,403
Accumulated deficit	(8,879,459)	(8,173,136)

Total Stockholders’ Deficit	(1,553,681)	(1,483,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$241,757	$136,494

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014

Management fee revenue	$8,819,371	$3,471,933

Direct costs	8,840,924	3,326,206

Gross profit	(21,553)	145,727

General, selling and administrative expenses	564,016	607,998
Consulting and professional services	478,727	330,334
Total Operating Expense	1,042,743	938,332

Operating loss	(1,064,296)	(792,605)

Non-operating income (expense)
Gain (loss) on revaluation of warrant liability	384,437	(496,062)
Interest expense	(26,464)	(27,312)

Net loss	$(706,323)	$(1,315,979)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	53,687,223	53,609,465

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statement of Stockholders' Deficit
For the Years Ended May 31, 2015 and 2014

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance at May 31, 2013	53,500,013	$5,350	-	$-	$6,163,086	$(6,857,157)	$(688,721)

Issuance of restricted stock	150,000	15	-	-	50,679	-	50,694

Cancellation of restricted stock	(50,000)	(5)			(2,078)		(2,083)

Share based compensation	-	-	-	-	472,716	-	472,716

Net Loss	-	-	-	-	-	(1,315,979)	(1,315,979)

Balance at May 31, 2014	53,600,013	$5,360	-	$-	$6,684,403	$(8,173,136)	$(1,483,373)

Exercise of warrants	372,556	37	-	-	15,585	-	15,622

Exercise of options	26,000	3	-	-	6,497	-	6,500

Vested restricted stock	-	-	-	-	30,000	-	30,000

Share based compensation	-	-	-	-	583,893	-	583,893

Net Loss	-	-	-	-	-	(706,323)	(706,323)

Balance at May 31, 2015	53,998,569	$5,400	-	$-	$7,320,378	$(8,879,459)	$(1,553,681)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(706,323)	$(1,315,979)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock issued for services	30,000	48,611
Share based compensation	583,893	472,716
(Gain) Loss on revaluation of warrant liability	(384,437)	496,062
Increase in prepaid expenses and other current assets	(107,699)	(12,533)
Increase in accounts payable and accrued liabilities	560,008	286,720
Increase in deferred management fee revenue	-	5,000

NET CASH USED IN OPERATING ACTIVITIES	(24,558)	(19,403)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Exercise of warrants	15,622	-
Exercise of options	6,500	-

CASH FLOWS FROM FINANCING ACTIVITIES	22,122	-

Net (decrease) in cash and cash equivalents	(2,436)	(19,403)

Cash and cash equivalents at beginning of period	88,271	107,674

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,835	$88,271

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2015

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods ended May 31, 2015 and for all periods presented have been made.

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month.  The quarterly management fee was raised from $122,500 per quarter to $137,500 per quarter in August 2013 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at May 31, 2015. In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through May 31, 2015 the subsidiary has received no distributions from SORC.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the years ended May 31, 2015 and 2014, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2015

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of May 31, 2015 and has a net loss of approximately $706,000 for the year ended May 31, 2015. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2015 and 2014.  At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company financed directors’ and officers’ insurance and is amortizing the expense over the 12 month contract life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2015.

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
May 31, 2015

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

 The Company has warrant liabilities which are measured at fair value on a recurring basis at May 31, 2015 and 2014. The Company recorded a gain on revaluation of warrant liability of $384,437 and a loss on revaluation of warrant liability of $496,062 for the years ended May 31, 2015 and 2014, respectively.  The Company measures the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock price, volatility, risk free interest rate and expected remaining life are disclosed in Note 6.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of May 31, 2015 and 2014:

Fair Value Measurements on a Recurring Basis

	Quoted prices in active markets	Other observable inputs	Unobservable inputs
Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – May 31, 2015	$-	$251,991	$-	$251,991
Warrant Liabilities – May 31, 2014	$-	$636,428	$-	$636,428

There were no assets or liabilities measured at fair value on a non-recurring basis as of May 31, 2015 or 2014.

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
May 31, 2015

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

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The new guidance is to be applied prospectively but may also be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We expect to adopt the provisions of this new guidance on June 1, 2016. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - LOSS PER SHARE

Basic and diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of May 31, 2015 and 2014, warrants to purchase 6,349,501 and 7,119,501 shares of common stock, respectively and options to purchase 10,074,000 and 8,400,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2015	2014
Numerator - net loss attributable to
common stockholders	$(706,323)	$(1,315,979)

Denominator - weighted average
number of common shares outstanding	53,687,223	53,609,465

Basic and diluted loss
per common share	$(0.01)	$(0.02)

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2015

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the years ended May 31, 2015 and 2014 is generated from charges to SORC. All outstanding notes payable at May 31, 2015 and 2014, respectively are held by Alleghany.  See Note 7.

Mr. Donald Beckham, a director of the Company, provided consulting services to SORC related to the Teapot Dome Oilfield acquired by SORC in January 2015.   During the year ended May 31, 2015 , Mr. Beckham was paid approximately $151,000 by SORC as consideration for such services. Subsequent to May 31, 2015, Mr. Beckham was paid an additional approximate $62,000 as consideration for such services. This consulting arrangement terminated on July 24, 2015.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

Effective November 6, 2011, the holders of a majority of the shares of common stock approved the Plan to reserve 10,000,000 shares of common stock for issuance to eligible recipients.  Effective December 2014, an additional 5,000,000 shares of common stock were reserved for issuance to eligible recipients under the Plan.  Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities.  The Company’s board of directors has the discretion to set the amount and vesting period of award grants.  As of May 31, 2015, 3,300,000 shares remain available for issuance under the Plan.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Year Ended
	May 31, 2015	May 31, 2014
Share-based compensation:
General, selling and administrative expenses	$373,650	$435,254
Consulting and professional services	240,243	86,073
	613,893	521,327
Share-based compensation by type of award:
Stock options	583,893	472,716
Restricted stock	30,000	48,611
	$613,893	$521,327

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

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2015

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

On January 2, 2015, the Company granted 1,100,000 stock options to a consultant with an exercise price of $0.38 per share, the fair market value on the date of grant. The options vest monthly over three years beginning February 1, 2015 and expire on January 2, 2025. The grant date fair value of this employee stock option grant amounted to approximately $410,000. The assumptions used in calculating these values were based on an expected term of 7.0 years, volatility of 177% and a 1.92% risk free interest rate at the date of grant.

On May 8, 2015, the Company granted 600,000 stock options to an employee with an exercise price of $0.40 per share, the fair market value on the date of grant. The options vest monthly over three years beginning June 1, 2015 and expire on May 8, 2025. The grant date fair value of this employee stock option grant amounted to approximately $236,000. The assumptions used in calculating these values were based on an expected term of 7.0 years, volatility of 176% and a 1.89% risk free interest rate at the date of grant.

For the years ended May 31, 2015 and 2014, respectively, $583,893 (for 2,441,389 vested shares) and $472,716 (for 2,178,611 vested shares) was recognized as expense related to the stock options. As of May 31, 2015, $1,020,267 in expense was not recognized for 2,922,611 unvested shares with a weighted average vesting period of 1.52 years. As of May 31, 2014, $952,913 of expense was not recognized for 3,617,778 unvested shares with a weighted average vesting period of 0.8 years.

The following table summarizes information about options granted during the years ended May 31, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price

Balance, May 31, 2013	6,010,000	$1.10
Options granted and assumed	2,990,000	0.30
Options expired	-	-
Options cancelled, forfeited	(600,000)	2.00
Options exercised	-	-

Balance, May 31, 2014	8,400,000	$0.75
Options granted and assumed	1,700,000	0.39
Options expired	-	-
Options cancelled, forfeited	-	-
Options exercised	(26,000)	(0.25)

Balance, May 31, 2015	10,074,000	$0.69

All stock options are exercisable upon vesting.

As of May 31, 2015 and 2014, 10,074,000 and 8,400,000 options have been granted at a weighted average exercise price of $0.69 and $0.75, respectively.

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2015

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

Restricted Stock

On August 8, 2013, the three non-employee board members were each granted 50,000 restricted shares which vest in equal annual installments over three years.  In the fourth quarter of 2014, one of the non-employee board members resigned from their board position resulting in a forfeiture of 50,000 restricted shares.

The fair value of the restricted stock granted is the market value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair value of restricted stock granted during the first quarter of fiscal year 2014 was $37,500, using $0.25 per share.

The Company has granted 1.6 million shares of restricted stock as of May 31, 2015 and 2014, respectively.  As of May 31, 2015, a total of 1,366,667 shares vested.  The Company recognized $30,000 and $48,611 in expense for the years ended May 31, 2015 and 2014, respectively.  The unvested portion of the shares amounts to $13,333 and is expected to be recognized as expense over the next two fiscal years.

Warrants

During the years ended May 31, 2015 and 2014, 770,000 and zero warrants have been exercised, respectively. The majority of these warrants were exercised on a cashless basis resulting in the issuance of 372,556 shares.  No warrants have been granted or cancelled during the years ended May 31, 2015 and 2014 as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2013	7,119,501	$0.59
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2014	7,119,501	$0.59
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	770,000	—

Balance, May 31, 2015	6,349,501	$0.63

All warrants are exercisable as of May 31, 2015.

During fiscal year 2011, the Company issued warrants to purchase 975,000 shares of common stock in connection with a stock purchase agreement.  These warrants are exercisable for five years from the date of the Company’s Private Placement. The exercise price of each warrant is equal to the lesser of the stock price in a future financing arrangement or $0.25. Accordingly, these warrants contain anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants are treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statements of Operations. The fair value of the warrants was determined during fiscal years ending May 31, 2015 and 2014 using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2015	2014

Risk-free interest rates	0.08%	0.29%
Contractual life	0.5 years	1.6 years
Expected volatility	137.8%	188.5%
Dividend yield	0%	0%

Laredo Oil, Inc.
Notes to Financial Statements
May 31, 2015

NOTE 7 – NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of May 31, 2015, accrued interest totaling $102,413 is recorded in current liabilities.  The interest is payable in either cash or in kind.  The notes have been amended and restated and now have a maturity date of December 31, 2015 and are classified as notes payable as of May 31, 2015.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2015 and 2014.  The Company’s tax returns for the fiscal years ended May 31 of 2008 to 2014 remain subject to examination by the tax authorities.

The components of the Company's deferred tax asset as of May 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss	$484,780	$472,429
Other	576,316	327,524
Valuation allowance	(1,061,096)	(799,953)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2015	2014
Tax at statutory rate (34%)	$270,440	$447,433
Effect of non-deductible permanent differences	(9,297)	(257,639)
Other	-	-
(Increase) decrease in valuation allowance	(261,143)	(189,794)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2028 and 2035. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 9 – OFFICE LEASES

The Company has leases for office space in Colorado and Montana expiring on various dates through September 2015.  No office leases currently extend beyond one year.  Rent expense amounted to $66,459 and $56,801 for the years ending May 31, 2015 and 2014, respectively.

NOTE 10 – SUBSEQUENT EVENTS

During July 2015, warrants to purchase 975,000 shares of common stock were exercised on a cashless basis, resulting in the issuance of 516,196 shares of common stock.