Form 10-Q
period 2015-11-30
Laredo Oil, Inc.
filed 2016-01-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2015

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

54,514,765 shares of common stock issued and outstanding as of January 14, 2016.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2015.  These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 31, 2015.  In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of November 30, 2015 and the results of its operations for the three and six month periods then ended and cash flows for the six month periods then ended, have been included.  The results of operations for the three and six month periods ended November 30, 2015 are not necessarily indicative of the results for the full year ending May 31, 2016.

Laredo Oil, Inc.
Balance Sheets

	November 30, 2015	May 31, 2015
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$227,971	$85,835
Prepaid expenses and other current assets	189,615	155,922
Total Current Assets	417,586	241,757

TOTAL ASSETS	$417,586	$241,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$21,388	$35,043
Accrued payroll liabilities	1,145,464	1,010,158
Accrued interest	115,726	102,413
Deferred management fee revenue	45,833	45,833
Warrant liabilities	-	251,991
Notes payable	-	350,000

Total Current Liabilities	1,328,411	1,795,438

Long-term notes payable	350,000

TOTAL LIABILITIES	1,678,411	1,795,438

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 and 53,998,569 issued and outstanding, respectively	5,451	5,400
Additional paid in capital	7,886,208	7,320,378
Accumulated deficit	(9,152,484)	(8,879,459)

Total Stockholders’ Deficit	(1,260,825)	(1,553,681)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$417,586	$241,757

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2015	November 30, 2014	November 30, 2015	November 30, 2014

Management fee revenue	$2,856,704	$1,849,091	$5,648,608	$3,403,993

Direct costs	2,688,664	1,728,005	5,423,509	3,229,979

Gross profit	168,040	121,086	225,099	174,014

General, selling and administrative expenses	136,035	168,118	248,129	354,888
Consulting and professional services	98,227	118,066	211,920	240,794
Total Operating Expense	234,262	286,184	460,049	595,682

Operating loss	(66,222)	(165,098)	(234,950)	(421,668)

Other income (expense)
Gain (loss) on revaluation of warrant liability	-	172,130	(24,424)	257,319
Interest expense	(6,741)	(6,351)	(13,651)	(12,882)

Net income/(loss)	$(72,963)	$681	$(273,025)	$(177,231)

Net income/(loss) per share, basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	54,514,765	53,628,277	54,394,375	53,614,068

Diluted weighted average number of common shares outstanding	-	58,234,769	-	-

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2015	November 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(273,025)	$(177,231)
Adjustments to Reconcile Net Loss to Net Cash provided by Operating Activities
Share based compensation	289,466	333,447
(Gain) loss on revaluation of warrant liability	24,424	(257,319)
Increase in prepaid expenses and other current assets	(33,693)	(142,308)
Increase in accounts payable and accrued liabilities	134,964	254,772
NET CASH PROVIDED BY OPERATING ACTIVITIES	142,136	11,361

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase in cash and cash equivalents	142,136	11,361

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	85,835	88,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$227,971	$99,632

NON-CASH FINANCING ACTIVITY
Reclassification of warrant liability to equity	$276,415	$-

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month.  The quarterly management fee is $137,500 per quarter and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at November 30, 2015. In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through November 30, 2015 the subsidiary has received no distributions from SORC.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

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

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the six month periods ended November 30, 2015 and 2014, and the three month period ended November 30, 2015, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during the period.  As the Company realized net income for the three month period ended November 30, 2014, warrants and options convertible into 4,606,492 common equivalent shares are considered dilutive and have been included in the calculation of diluted earnings per share.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of November 30, 2015, and has a net loss of $273,025 for the six months ended November 30, 2015. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2015.  Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long term notes payable approximates the carrying value.

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

The Company had warrant liabilities which were measured at fair value on a recurring basis until the underlying warrants were exercised in July 2015.  The Company recorded a loss on revaluation of warrant liability of $24,424 and a gain on revaluation of warrant liability of $257,319 for the six months ended November 30, 2015 and 2014, respectively.  The Company measured the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock price volatility and expected remaining life as disclosed in Note 6.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS – continued

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of May 31, 2015.  During July 2015, the warrant liabilities were measured at fair value prior to exercise of the underlying warrants.  Upon exercise of the warrants in July 2015, the resulting liability was reclassified to additional paid in capital.  Accordingly, the warrant liability no longer requires fair value measurement as of November 30, 2015.

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

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and six month periods ended November 30, 2015 and 2014 is generated from charges to SORC. All outstanding notes payable at November 30, 2015 and 2014 are held by Alleghany Capital.  See Note 7.

Mr. Donald Beckham, a director of the Company, provided consulting services to SORC related to the Teapot Dome Oilfield acquired by SORC in January 2015.   During the quarter ended August 31, 2015, Mr. Beckham was paid approximately $62,000 as consideration for such services. This consulting arrangement terminated on July 24, 2015.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Six Months Ended
	November 30, 2015	November 30, 2014
Share-based compensation:
General, selling and administrative expenses	$199,373	$277,289
Consulting and professional services	90,093	56,158
	289,466	333,447
Share-based compensation by type of award:
Stock options	281,689	318,447
Restricted stock	7,777	15,000
	$289,466	$333,447

Stock Options

No option grants were made during the second quarter of fiscal year 2016.  Option grants for the purchase of 925,000 shares of common stock at a price of $0.405 per share were made during the first quarter of fiscal year 2016.    The options vest monthly over three years beginning September 1, 2015 and expire on August 8, 2025.   The grant date fair value of this employee stock option grant amounted to approximately $365,000.  The assumptions used in calculating these values were based on an expected term of 7.0 years, volatility of 174% and a 1.92% risk free interest rate at the date of grant.

Restricted Stock

No restricted stock was granted during the first six months of fiscal year 2016 or during fiscal year 2015.  In August 2013, the three independent board members were each granted 50,000 restricted shares which vest in equal annual installments over three years beginning on the grant date.  During 4th quarter fiscal 2014, one of the independent board members resigned from their position resulting in a forfeiture of 50,000 restricted shares.

The fair value of the restricted stock granted is the market value as of the respective grant date since the restricted stock is granted at no cost to the directors. The grant date fair value of restricted stock granted during the first quarter of fiscal year 2014 was $37,500, using $0.25 per share.

Warrants

No warrants were issued during the first six months of fiscal year 2016 or 2015. During July 2015, warrants to purchase 975,000 shares of common stock were exercised on a cashless basis, resulting in the issuance of 516,196 shares of common stock.  As of November 30, 2015 there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction.  The warrants will expire June 14, 2021.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

All outstanding warrants are currently exercisable.

During fiscal year 2011, the Company issued warrants to purchase 975,000 shares of common stock in connection with a stock purchase agreement. These warrants are exercisable for five years from the date of the Company’s Private Placement. The exercise price of each warrant is equal to the lesser of the stock price in a future financing arrangement or $0.25. Accordingly, these warrants contained anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants were treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations. During July 2015, the warrant liabilities were measured at fair value prior to exercise of the underlying warrants issued to purchase 975,000 shares of common stock on a cashless basis resulting in the issuance of 516,196 shares of common stock.  The resulting liability was reclassified to additional paid in capital.  Accordingly, the warrant liability is no longer measured at fair value as of November 30, 2015.  The fair value of the warrants was determined during the three months ending August 31, 2015 and six months ending November 30, 2014 using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2015	2014

Risk-free interest rates	0.02%	0.10%
Expected Term	0.4 years	0.65 years
Expected volatility	163.1%	98.2%
Dividend yield	0%	0%

NOTE 7 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum.  As of November 30, 2015, accrued interest totaling $115,726 is recorded in accrued liabilities.  The interest is payable in either cash or in kind.  The notes have been amended and restated and now have a maturity date of December 31, 2016 and are classified as long term notes payable.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.  See “Item 1. Business” in the Form 10-K for the year ended May 31, 2015 for a discussion of our business and our transactions with SORC.   The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC.  As of November 30, 2015, no royalties have been accrued or paid.

As of November 30, 2015, Alleghany Capital had a net investment of approximately $239.6 million into SORC.  This investment is primarily being channeled into three major projects located in separate states.  The projects are listed in order of acquisition, but not necessarily in order of when work may commence on UGD projects if and when approved by the SORC board of directors.

The first project is located in Kansas.  SORC funds have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop a UGD facility.  In January 2013, permits were issued by the Kansas Corporation Commission (“KCC”) to begin work on the project.  On January 12, 2015, SORC declared a unit covering approximately 1,560 acres.  During the quarter ended November 30, 2015, drilling was intermittent and sporadic as equipment, designs, procedures and systems were being evaluated, tested and modified or replaced where necessary.  The Company continues to analyze and interpret drilling results from initial underground well bores to determine additional activities that may be required to optimize production from the field.  As of January 14, 2016, no crude oil sales from the facility had occurred due to the ongoing drilling activities and system evaluation and optimization.  There is a time lag between drilling, production and sales as oil pumped to the surface is being accumulated in above-ground storage facilities before being picked up by tank trucks.

The second project is located in Louisiana.  SORC has acquired oil and gas leases on approximately 9,240 acres in a targeted oil reservoir.  Discussions continue to acquire additional mineral rights and leases in that oil field, and the Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company, on behalf of SORC, is currently operating those leases acquired. The Company has assessed the geological data concerning the oil reservoir there and will begin implementing the UGD recovery method if approved by the SORC board of directors.

The third project is located in Wyoming.  On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy's Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million.   The purchase culminated a competitive bidding process that closed on October 16, 2014.  Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC.  The remaining surface acreage transferred in June 2015, bringing the total acres purchased to 9,318.  The oil field there is operational and currently producing crude oil using conventional production methods. The Company is assessing the geological data concerning the oil reservoir there and will begin implementing the UGD recovery method if approved by the SORC board of directors.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock.  In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital.  As of November 30, 2015, SORC had no borrowings under the facility which is limited to the value of properties included in the borrowing base as determined by the lending institution.  As of November 30, 2015, SORC had received $239.6 million in net funding from Alleghany Capital.   Prior to the Company’s receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements.  Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.  With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Our cash and cash equivalents at November 30, 2015 was $227,971.   Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as long-term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $2,856,704 and $2,688,664 for the quarter ended November 30, 2015 and $1,849,091 and $1,728,005 for the same quarter ended November 30, 2014.  Similarly, the Company received and recorded management fee revenue and direct costs totaling $5,648,608 and $5,423,509 for the six months ended November 30, 2015 and $3,403,993 and $3,229,979 for the six months ended November 30, 2014. The increase in revenues and direct costs is primarily attributable to an increase in employees in the three and six months ended November 30, 2015 as compared to the same three and six months of last year.

During the quarters ended November 30, 2015 and 2014, respectively, we incurred operating expenses of $234,262 and $286,184.  The Company incurred operating expenses of $460,049 and $595,682 during the six months ended November 30, 2015 and 2014, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense.  The decrease in expenses for the three and six months ended November 30, 2015 as compared to the same period in 2014 is primarily attributable to the decreased share based compensation expense and rent expense from closing the Montana office.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation.  Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales.  However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

During the quarter ended November 30, 2015, the Company’s operating results are not affected by changes of value of the warrant liability associated with the Sutter and Seaside warrants as those warrants to purchase 975,000 shares of common stock were exercised on a cashless basis during first quarter of fiscal year 2016, resulting in the issuance of 516,196 shares of common stock.  For the quarter ended November 30, 2014, the Company experienced a gain on revaluation of warrant liability of $172,130.  The changes on revaluation during the three months ended November, 2014 are due to a decrease in the common stock price and the change in the exercise price on certain warrants. For the six months ended November 30, 2015 and 2014, respectively, the Company experienced a loss on revaluation of warrant liability of $24,424 and a gain on revaluation of warrant liability of $257,319.  The changes on revaluation during the six months ended November 30, 2015 are due to an increase in the common stock price, as well as a change in the exercise price on certain warrants, whereas the changes on revaluation during the six months ended November 30, 2014 are due to an decrease in the common stock price and the change in the exercise price on certain warrants.

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

LAREDO OIL, INC.

(Registrant)

Date: January 14, 2016	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 14, 2016	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director