Form 10-K
period 2016-05-31
Laredo Oil, Inc.
filed 2016-08-29
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-153168

Laredo Oil, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	26-2435874
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 N. Rubey Dr., Suite 120; Golden, Colorado 80403

(Address of principal executive offices) (Zip Code)

(720) 295-1214

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐  No ☑

The aggregate market value of the registrant's outstanding shares of voting common stock held by non-affiliates based on the closing price of these shares on November 30, 2015 of $0.25 per share as reported on the OTC Bulletin Board, was $4.9 million.  That date was the last business day of the most recently completed second fiscal quarter.  Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 29, 2016, the registrant had 54,514,765 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

 ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2016 ON FORM 10-K

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

The MSA provides that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees.  Mark See acts as the CEO of SORC pursuant to the MSA. He and other members of Company management spend substantially all of their time and effort in fulfilling the terms of the Agreements whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method.  The quarterly management services fee is $137,500 and the monthly management services fee is payment towards the salaries, benefit costs, and employment taxes specified for the Key Persons identified in the Agreements.  In addition, SORC reimburses the Company for expenses incurred by Key Persons in connection with their rendition of services under the MSA.  The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether or not to fund.  To date, no requests for additional funding have been submitted by the Company to SORC.

SORC is funded solely by Alleghany Capital in exchange for issuance by SORC of 12% Cumulative Preferred Stock.   Prior to the Company receiving any cash distributions from SORC, all accrued dividends must be paid and preferred shares redeemed.  As of May 31, 2016, SORC has received approximately $258.4 million in net funding from Alleghany Capital.

Item 1.	Business – continued

Under the Finder’s Fee Agreement, SORC agreed to provide funding for amounts payable to Sunrise Securities Corporation (“Sunrise”) for certain finder’s fees relating to Alleghany’s investment in SORC, which amounts shall not exceed $1,100,000 in the aggregate.  During fiscal year 2015, cumulative fee payments to Sunrise reached $1,100,000, thus fulfilling the total amount due under the Finder’s Fee Agreement.

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

Facilities

Our principal executive office is located in Golden, Colorado, at 110 N. Rubey Dr., Suite 120, Golden, Colorado 80403.

Employees

As of May 31, 2016, we had 84 full-time employees and two non-employee directors.

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

As of May 31, 2016, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2015 — Aug 2015	Fiscal Q2: Sep 2015 — Nov 2015	Fiscal Q3: Dec 2015 — Feb 2016	Fiscal Q4: Mar 2016 — May 2016
High Bid	0.58	0.34	0.25	0.12
Low Bid	0.33	0.20	0.06	0.075

	Fiscal Q1: Jun 2014 — Aug 2014	Fiscal Q2: Sep 2014 — Nov 2014	Fiscal Q3: Dec 2014 — Feb 2015	Fiscal Q4: Mar 2015 -– May 2015
High Bid	0.78	0.79	0.54	0.45
Low Bid	0.57	0.55	0.25	0.29

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

Holders

As of August 29, 2016, the Company had 54,514,765 shares of common stock issued and outstanding estimated to be held by more than 300 record holders including those who own units through their brokers "in street name".  Additionally, the Company had outstanding warrants to purchase 5,374,501 shares of stock at an exercise price equal to $0.70 per share. The Company also has outstanding options to purchase 3,010,000 shares of common stock at $0.20 per share, 2,400,000 shares of common stock at $2.00 per share, 1,074,000 shares of common stock at $0.25 per share, 1,200,000 shares of common stock at $0.36 per share, 1,100,000 shares of common stock at $0.38 per share, 600,000 shares of common stock at $0.40 per share, 250,000 shares of common stock at $0.27 per share and 875,000 shares at $0.405.  If shares underlying all outstanding warrants and both vested and unvested options were issued, the fully diluted number of shares outstanding would be 70,398,266 shares.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany.  See “Item 1. Business” for a discussion of our business and our transactions with SORC.   The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC.  As of May 31, 2016, no royalties have been accrued or paid.

As of May 31, 2016, Alleghany Capital had a net investment of approximately $258.4 million, and as of June 30, 2016 Alleghany publicly reported that it had invested $261.1 million into SORC.  This investment is primarily being channeled into three major projects located in separate states.  The projects are listed in order of acquisition, but not necessarily in order of when work may commence on UGD projects if and when approved by the SORC board of directors.

The first project is located in Kansas.  SORC funds have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop a UGD facility.  In January 2013, permits were issued by the Kansas Corporation Commission (“KCC”) to begin work on the project.  On January 12, 2015, SORC declared a unit covering approximately 1,560 acres.  During the quarter ended February 29, 2016, drilling was intermittent as equipment, designs, procedures and systems were being evaluated, tested and modified or replaced where necessary.  The Company continues to test different enhanced recovery methods (e.g. nitrogen and carbon dioxide injection) and to analyze and interpret drilling results from underground well bores in order to determine those activities which best optimize production from the field.   In an application filed with the KCC on January 13, 2016, SORC disclosed that 13 UGD well bores have been drilled from the underground drilling room.  SORC also disclosed that initial results from drilling test UGD wellbores confirmed commercial quantities of oil within the formation, but also revealed the formation to be less permeable and porous than originally anticipated.  This is due in large part to the presence of a greater degree of shale and siltstone laminations than expected.  Because shale and siltstone have low permeability and porosity, these laminations create barriers inhibiting the natural flow of oil through the more porous and permeable Bartlesville sand.  Due to these characteristics of the Fredonia field, and in an effort to maximize oil recovery, SORC requested permission to conduct hydraulic stimulations of existing vertical wells in the field.  That application to do so was granted by the KCC on February 25, 2016. This stimulation activity is part of the ongoing optimization process designed to facilitate successful UGD recovery of existing oil deposits in the field.  In March 2016, prior to beginning any hydraulic stimulations there, SORC made initial sales of crude oil consisting of barrels captured from the target reservoir as a byproduct of the UGD development and testing efforts.  As of the date of this filing, hydraulic stimulation has been completed for selected portions of the field and the results thereof are being monitored and evaluated. As development and testing are completed, selected individual underground well bores capable of producing commercially viable oil quantities will be put into production and monitored as part of the optimization process.  There is a time lag between drilling, production and sales as oil pumped to the surface is accumulated in above-ground storage facilities before being picked up by tank trucks.

The second project is located in Louisiana.  SORC has acquired oil and gas leases on approximately 9,244 acres in a targeted oil reservoir.  Discussions continue to acquire additional mineral rights and leases in that oil field, and the Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company, on behalf of SORC, is currently operating those leases acquired. The Company has assessed the geological data concerning the oil reservoir there and will begin implementing the UGD recovery method if approved by the SORC board of directors.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements.  The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets.  It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock.  In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital.  As of June 30, 2016, SORC reported no borrowings under the facility. The borrowing capacity under the facility is limited to the value of properties included in the borrowing base as determined by the lending institution.   As of June 30, 2016, SORC had received $261.1 million in net equity funding from Alleghany Capital.   Prior to the Company’s receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements.  Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.  With such uncertainty, Royalty cash distributions are not foreseen in the near future and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Our reported cash at May 31, 2016 was $393,937.  For the year ended May 31, 2016, the Company received $11,451,104 from SORC in management fees and payments.  Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short-term.

Recently issued accounting pronouncements

Refer to Note 3 of the Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Results of Operations

Pursuant to the Management Services Agreement with SORC, the Company received and recorded management fee revenue and direct costs totaling $10,896,736 and $10,624,321, respectively, for the fiscal year ending May 31, 2016 and $8,819,371 and $8,840,924, respectively, for the fiscal year ending May 31, 2015.  The increase in revenues and direct costs is primarily attributable to an increase in average number of employees as operations expanded, then contracted in fiscal year ending May 31, 2016 as compared to fiscal year ending May 31, 2015.

During the years ended May 31, 2016 and 2015, respectively, we incurred operating expenses of $880,054 and $1,042,743.  These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense.  The decrease in expenses for the year ended May 31, 2016 as compared to the same period in 2015 is primarily attributable to decreases in share based compensation expense, legal fees, rent expense and travel due to closure of the Montana office.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation.  Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales.  However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Subsequent to the first quarter of fiscal year 2016, the Company’s operating results are not affected by changes of value of the warrant liability associated with the Sutter and Seaside warrants as those warrants to purchase 975,000 shares of common stock were exercised on a cashless basis during the first quarter of fiscal year 2016, resulting in the issuance of 516,196 shares of common stock.  Further, for the year ended May 31, 2016, the Company experienced a loss on revaluation of the warrant liability of $24,424 and, for the year ended May 31, 2015, the Company experienced a gain on revaluation of the warrant liability of $384,437. These changes on revaluation are due to increases and decreases in the common stock price in the respective periods, as well as a change in the exercise price on certain warrants.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2016.  As we grow, we are working on further improving our segregation of duties and level of supervision.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.
Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 29, 2016, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	56	Director	March 1, 2011
Christopher E. Lindsey	50	General Counsel and Secretary	October 16, 2013
Michael H. Price	68	Independent Director	August 3, 2012
Mark See	55	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	69	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

DONALD BECKHAM has served as a director of the Company since March 1, 2011.  Since July 2015, he has served as Senior Vice President of Operations for Copestone Energy Partners, LLC. In 1993 he founded Beckham Resources, Inc. (“BRI”) which for the past 20 years has been a licensed, bonded and insured operator in good standing with the Railroad Commission of Texas.  Through BRI, Mr. Beckham has drilled and operated fields for his own account.  His expertise is in the acquisition, exploitation, exploration and production enhancement of mature oil and gas fields through which he has been able to enhance production by compressor optimization, pump design, work-over programs, stimulation techniques and identifying new pay zones.   BRI has operated wells in the following fields:  Hull, Liberty, Aransas Pass, McCampbell, Mission River, Garcitas Creek, Sour Lake, Batson, Barton Ranch and Dayton.    Prior to BRI, Mr. Beckham was the chief operations manager for Houston Oil Fields Corporation (“HOFCO”) where he began his career.  There he was responsible for drilling, production and field operations and managed approximately 100 people including engineers, geologists, land men, pumpers, and other contract personnel, as well as state and federal environmental and regulatory functions.   He managed an annual capital budget of approximately $30 million and operated approximately 100 wells.   HOFCO drilled about 20 wells per annum and performed approximately 30 recompletions and work over operations each year.   HOFCO owned interests in about 10 key fields principally in Texas, and company-managed production was approximately 1,000 bpd of crude oil and 10 mm cfd of natural gas.  Fields that he managed were as follows:  Manvell, Cold Springs, Shepherd, Turtle Bay, Red Fish Bay, Dickinson, Refugio, Lost Lake, Liberty and Abbeville.  Mr. Beckham is a petroleum engineer and 1984 graduate of Mississippi State University.

CHRISTOPHER E. LINDSEY has served as the General Counsel and Secretary of the Company since October 16, 2013.  Prior to joining the Company, Mr. Lindsey served briefly as a partner in the Houston office of Liskow & Lewis, representing oil and gas clients.  Prior to Liskow, in 2013 Mr. Lindsey was a partner at Gordon Arata McCollam Duplantis & Eagan LLC as an oil and gas partner in the Houston office. Before that Mr. Lindsey was an oil and gas partner in the Houston office of Burleson LLP from 2011 to 2012.  From 2010 to 2011, Mr. Lindsey was in the legal department of Boxer Property Management Corporation. Prior to that Mr. Lindsey was a partner in the Greensboro, North Carolina office of Purrington Moody Weil LLP from 2001 to 2009.  He has practiced law both in-house and at various firms for over 21 years, including in-house positions as general counsel of Mariner Energy, LLC from 1998 to 2000 and SalvageSale.com from 2000 to 2001.  Mr. Lindsey began his career as an associate in the Houston office of Bracewell and Giuliani LLP from 1993 to 1998. Mr. Lindsey graduated from the University of Virginia with a BA in Economics in 1988, from the University of Texas School of Law with a JD in 1993 and from the University of Texas at Austin with an MBA in 2003.

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

BRADLEY E. SPARKS currently serves as the Chief Financial Officer and Treasurer and has been a director of the Company since March 1, 2011.  Before joining Laredo Oil in October 2009, he was the Chief Executive Officer, President and a Director of Visualant, Inc.  Prior to joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006.  Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies.  Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications and internet companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET.  He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995.  Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc.  Mr. Sparks currently serves on the Board of Directors of iCIMS and Comrise.  Mr. Sparks graduated from the United States Military Academy at West Point in 1969 and is a former Army Captain in the Signal Corps. He has a Master of Science in Management degree from the Sloan School of Management at the Massachusetts Institute of Technology and is a licensed CPA in Florida.

To the knowledge of management, except as noted below, during the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

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

Item 10.
Directors, Executive Officers and Corporate Governance – continued

In calendar year 2014, Mr. Beckham served as an executive officer of Mining Oil, Inc. which filed for bankruptcy in January 2015. Four months prior to that filing, Mr. Beckham had resigned his position due to policy differences with members of the management team.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended May 31, 2016, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company's officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached by reference as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.laredo-oil.com.

Item 11.
Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2016 and 2015 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Mark See (1)	2016	$525,000	-	-	51,356	576,356
Chief Executive Officer and Chairman of the Board	2015	$525,000	$50,000	-		575,000

Bradley E. Sparks (2)	2016	$415,000	-	-		415,000
Chief Financial Officer, Treasurer and Director	2015	$415,000	$18,000	-		433,000

Christopher E. Lindsey, General Counsel and Secretary (3)	2016	$322,075	-	-	16,061	338,136
	2015	$317,833	$18,000			335,833

(1)
The salary amounts shown in 2016 include $507,750 in cash payments and $17,250 of deferred compensation. Other compensation includes untaken earned vacation days sold back to the Company in exchange for cash. In 2015 salary includes $508,333 of cash payments and $16,667 of deferred compensation.  As of May 31, 2016, Mr. See has cumulative deferred compensation of $62,042.

(2)
The amounts shown in 2016 include $267,507 of salary paid in cash and $147,493 of deferred compensation and in 2015 include $269,580 of salary and $145,420 of deferred compensation.  As of May 31, 2016, Mr. Sparks has cumulative deferred compensation of $503,252.

(3)	Other compensation for Mr. Lindsey includes untaken earned vacation days sold back to the Company for cash payments.

Item 11.
Executive Compensation – continued

Named Executive Officers Compensation and Termination of Employment Provisions

Pursuant to a letter agreement dated October 16, 2009 between the Company and Mr. See, the Company agreed to pay Mr. See an annual base salary of $240,000, and, after the Company is funded with a minimum of $7.5 million of capital, a base salary of $450,000 per year. The base salary has an automatic cost of living increase of 10% per year.  He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500.  We also granted to Mr. See 12,844,269 shares of our common stock.  In October 2012, the Laredo Board of Directors voted to increase Mr. See’s salary to $450,000 per year as a result of the SORC Board of Directors both authorizing commencement of UGD development on the Company’s initial project with SORC and increasing the monthly management fee to fund the salary increase. When the Company receives insufficient funds under the MSA to pay the base salary, including automatic cost of living increases, the difference of his actual paid base salary rate and the contractual per year rate, calculated monthly, is treated as deferred compensation until such time as the Company has adequate operating funds to satisfy such obligation or until otherwise paid through the issuance of equity or debt securities of the Company as determined by the Compensation Committee.  If Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three year period following the effective date of such termination. In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  Moreover, pursuant to a change in control severance agreement between us and Mr. See, if Mr. See is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. See terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until contract expiration.  In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

On October 14, 2014 the letter agreement dated October 16, 2009 between the Company and Mr. See was amended to set the salary amount at $495,000 per year and delete the automatic cost of living increase of 10% per year.  In addition, the amendment modified the terms of the severance so that if Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two year period shall be increased to a three year period. On March 1, 2016, the rate of cash salary compensation paid to Mr. See was reduced by 10% from $490,000 to $441,000 per year as part of an overall company salary reduction.

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

On October 14, 2014 the letter agreement dated October 20, 2009 between the Company and Mr. Sparks was amended to set the salary amount at $385,000 per year and delete the automatic cost of living increase of 10% per year.  In addition, the amendment modified the terms of the severance so that if Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two year period shall be increased to a three year period. On March 1, 2016, the rate of cash salary compensation paid to Mr. Sparks was reduced by 5% from $239,580 to $227,601 per year as part of an overall company salary reduction.

Item 11.
Executive Compensation – continued

Pursuant to a letter agreement dated October 16, 2013 between the Company and Mr. Lindsey, we agreed to pay Mr. Lindsey an annual base salary of $300,000 per year.  He also is entitled to a monthly professional allowance of $1,000.  We also granted to Mr. Lindsey an option to purchase 800,000 shares of our common stock at a price of $0.36 per share in accordance with the Laredo Oil, Inc. 2011 Equity Incentive Plan.  If Mr. Lindsey is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Lindsey equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the one year period following the effective date of such termination.  In addition, Mr. Lindsey will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.  In January 2015, the Laredo Board of Directors increased the annual base salary of Mr. Lindsey to $314,000 per year. Effective March 1, 2016, as part of an overall company salary reduction, the annual base salary for Mr. Lindsey was reduced 5% to $298,300.

Effective June 29, 2012, the Board approved the Laredo Management Retention Plan (the “Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the Incentive Royalty to be assigned to the Royalty Plan.  In accordance with the terms of the Royalty Plan, a new special purposes entity was formed on July 3, 2012 as a Delaware limited liability company (the “Plan Entity”).  On October 11, 2012, the Board (i) amended the Royalty Plan to, among other things, change the name of the Royalty Plan to “Laredo Royalty Incentive Plan”, (ii) appointed a Compensation Committee of the non-employee board members (the “Compensation Committee”) to administer the Royalty Plan and make awards thereunder, (iii) authorized the filing of an Amendment to the Certificate of Formation of the Plan Entity to change its name to “Laredo Royalty Incentive Plan, LLC”, (iv) adopted and approved an Assignment Agreement pursuant to which the Incentive Royalty was assigned to the Plan Entity in accordance with the Royalty Plan.  Also on October 11, 2012, the Compensation Committee made awards of Restricted Common Units of the Plan Entity (the “Plan Units”) pursuant to Award Agreements to certain of its employees.  These Plan Units vest over a period of three years from grant, but are subject to accelerated vesting upon the commencement of production under the initial UGD project as provided in the award agreement.  Ten thousand (10,000) Plan Units are authorized for issuance under the Royalty Plan, of which 8,280 Plan Units were issued and outstanding as of May 31, 2016.

Outstanding equity awards as of May 31, 2016:

(a) Name and Principle Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(c) Number of Securities Underlying Unexercised Options Unexercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Christopher E. Lindsey General Counsel and Secretary	666,660	133,340	0.36	November 22, 2023
Mark See CEO and Chairman of the Board	900,000	-	2.00	April 11, 2017
Bradley E. Sparks CFO, Treasurer & Director	1,500,000	-	2.00	April 11, 2022

In February 2011, the Company approved the Laredo Oil, Inc. 2011 Equity Incentive Plan.  The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011 and was amended in December 2014 to increase the number of shares available for issuance thereunder to an aggregate of 15,000,000 shares.

Item 11.
Executive Compensation – continued

Director Compensation

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(j) Total ($)
Donald Beckham	50,000	4,167	136,829	190,996
Michael H. Price	50,000	7,778	-	57,778

The compensation for each non-employee director is as follows:  quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in three equal installments over three years, and all reasonable expenses associated with attendance at Board meetings.  Five hundred thousand shares of the aforementioned restricted stock were granted in January 2012 to Mr. Beckham and were fully vested in January 2015.   In August 2012, Mr. Price was granted 500,000 shares of restricted common stock vesting in three equal installments over three years and were fully vested in August 2015.  On August 8, 2013 each non-employee director was awarded 50,000 restricted shares vesting in equal installments over three years.  As of May 31, 2016, 33,333 shares were vested for Messrs. Beckham and Price. Messrs. See and Sparks receive no additional compensation for Board service.

On January 2, 2015, the Company granted 1,100,000 stock options to Mr. Beckham with an exercise price of $0.38 per share, the fair market value on the date of grant.  The options vest monthly over three years and expire on January 2, 2025.   The grant date fair value of this employee stock option grant amounted to approximately $410,000.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	23.5%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	10.0%

Mark See (3) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	31,996,676	58.7%

Bradley E. Sparks (4) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	4,324,857	7.9%

Donald Beckham (5) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	1,130,545	2.1%

Michael H. Price (6) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	550,000	1.0%

All Directors and Officers as a Group (5 persons)	Direct	38,735,404	71.1%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted.

(2)	These shares are mutually owned by Mr. and Mrs. See, and Mr. See has a proxy from Mrs. See to vote the shares.

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

Item 12.
Security Ownership of Certain Beneficial Owners and Management – continued

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2016 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	10,509,000	0.68	2,865,000 (2)
Equity compensation plans not approved by security holders (3)	5,374,501	0.70	N/A
Total	15,883,501	0.69	2,865,000

1)            Effective November 6, 2011, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to approve the Company’s 2011 Equity Incentive Plan (the “Plan”).  Stockholders then owning an aggregate of 31,096,676 shares, or 59.8% of the then issued and outstanding Common Stock of the Company, approved the matter.  The Plan and corresponding agreements are exhibits to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 8, 2011.  The Plan reserved 10,000,000 shares of common stock for issuance to eligible recipients.  In December 2014, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to amend the Plan by reserving an additional 5,000,000 shares of common stock for issuance to eligible recipients.  The Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission on December 19, 2014 regarding the additional shares.

2)            During fiscal year 2012, we issued 500,000 restricted shares to each of our two non-employee directors for a total of one million shares.  During fiscal year 2013, we issued 500,000 restricted shares to our third non-employee director.  In fiscal year 2014, we issued to our non-employee directors 150,000 restricted shares of which 50,000 restricted shares were later forfeited.  In total, a net 1,600,000 restricted shares have been issued to our non-employee directors under the Plan.  Since restricted shares were issued to directors, they are not available for issuance under the Plan and thus reduce the number of securities remaining available in this column.  In addition, we granted options to purchase 6,010,000 shares of common stock to employees and contractors during fiscal year 2012, none in fiscal year 2013, 2,990,000 in fiscal year 2014, 1,700,000 in fiscal year 2015 and 925,000 in fiscal year 2016.  Also during fiscal year 2014, options to purchase 600,000 shares of common stock previously granted to Mr. See and 50,000 shares of restricted stock previously granted to a former director were forfeited and subsequently granted to key contractors in the form of options to purchase shares of common stock.  In addition to the See options forfeited, 490,000 options to purchase shares of common stock have been forfeited by terminated employees and returned to the option pool for future grants as per the Plan. The aforementioned restricted stock and options were issued under the 2011 Equity Incentive Plan, as amended (the “Amended Plan”) which has 15,000,000 shares of common stock reserved for issuance for directors, employees and contractors.

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

Item 13.
Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

Mr. Donald Beckham, a director of the Company, provided consulting services to SORC related to the Teapot Dome Oilfield acquired by SORC in January 2015.   During the year ended May 31, 2015, Mr. Beckham was paid approximately $151,000 by SORC as consideration for such services. Subsequent to May 31, 2015, Mr. Beckham was paid an additional approximate $62,000 as consideration for such services during fiscal year 2016. This consulting arrangement terminated on July 24, 2015.

Director Independence.

Mr. Price is an “independent” director based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14.
Principal Accounting Fees and Services

(1)           Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $63,254 for the fiscal year ended May 31, 2015 and $70,248 for the fiscal year ended May 31, 2016.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under paragraph (1) above was $0.

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2016 and 2015 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $5,325 and $4,725, respectively.

(4)           All Other Fees

During the last two fiscal years ending May 31, 2016 and 2015, respectively there were $0 and $1,938 fees charged by the principal accountants other than those disclosed in (1) and (2) above.

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

LAREDO OIL, INC.
(the "Registrant")

Date: August 29, 2016	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2016	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 29, 2016	By:	/s/ BRADLEY E. SPARKS
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: August 29, 2016	By:	/s/ DONALD BECKHAM
Donald Beckham
Director

Date: August 29, 2016	By:	/s/ MICHAEL H. PRICE
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Laredo Oil, Inc.

We have audited the accompanying balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Oil, Inc. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weaver and Tidwell,  L.L.P.
WEAVER AND TIDWELL, L.L.P.

 Austin, Texas
August 25, 2016

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	AUSTIN 1601 SO. MoPAC EXPRESSWAY, SUITE D250, AUSTIN, TX 78746 P: (512) 609 1900 F: (512) 609 1911

Laredo Oil, Inc.
Balance Sheets

	May 31,	May 31,
	2016	2015

ASSETS
Current Assets
Cash and cash equivalents	$393,937	$85,835
Prepaid expenses and other current assets	46,293	155,922
Total Current Assets	440,230	241,757

TOTAL ASSETS	$440,230	$241,757

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$33,363	$35,043
Accrued payroll liabilities	1,057,280	1,010,158
Accrued liabilities – related party	170,079	-
Accrued interest	129,632	102,413
Deferred management fee revenue	45,833	45,833
Warrant liabilities	-	251,991
Notes payable	350,000	350,000
Total Current Liabilities	1,786,187	1,795,438

TOTAL LIABILITIES	1,786,187	1,795,438

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 and 53,998,569 issued and outstanding, respectively	5,451	5,400
Additional paid in capital	8,188,199	7,320,378
Accumulated deficit	(9,539,607)	(8,879,459)

Total Stockholders’ Deficit	(1,345,957)	(1,553,681)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$440,230	$241,757

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015

Management fee revenue	$10,896,736	$8,819,371

Direct costs	10,624,321	8,840,924

Gross profit (loss)	272,415	(21,553)

General, selling and administrative expenses	494,715	564,016
Consulting and professional services	385,339	478,727
Total Operating Expense	880,054	1,042,743

Operating loss	(607,639)	(1,064,296)

Non-operating income (expense)
(Loss) Gain on revaluation of warrant liability	(24,424)	384,437
Interest expense	(28,085)	(26,464)

Net loss	$(660,148)	$(706,323)

Net loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	54,454,050	53,687,223

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statement of Stockholders' Deficit
For the Years Ended May 31, 2016 and 2015

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance at May 31, 2014	53,600,013	$5,360	-	$-	$6,684,403	$(8,173,136)	$(1,483,373)

Exercise of warrants	372,556	37	-	-	15,585	-	15,622

Exercise of options	26,000	3	-	-	6,497	-	6,500

Vested restricted stock	-	-	-	-	30,000	-	30,000

Share based compensation	-	-	-	-	583,893	-	583,893

Net Loss	-	-	-	-	-	(706,323)	(706,323)

Balance at May 31, 2015	53,998,569	$5,400	-	$-	$7,320,378	$(8,879,459)	$(1,553,681)

Exercise of warrants	516,196	51	-	-	(51)	-	-

Reclassification of warrant liability	-	-	-	-	276,414	-	276,414

Vested restricted stock					11,944		11,944

Share based compensation	-	-	-	-	579,514	-	579,514

Net Loss	-	-	-	-	-	(660,148)	(660,148)

Balance at May 31, 2016	54,514,765	$5,451	-	$-	$8,188,199	$(9,539,607)	$(1,345,957)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(660,148)	$(706,323)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Stock issued for services	11,944	30,000
Share based compensation	579,514	583,893
Loss (Gain) on revaluation of warrant liability	24,424	(384,437)
Decrease (Increase) in prepaid expenses and other current assets	109,629	(107,699)
Increase in accounts payable and accrued liabilities	242,739	560,008

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	308,102	(24,558)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

Exercise of warrants	-	15,622
Exercise of options	-	6,500

CASH FLOWS FROM FINANCING ACTIVITIES	-	22,122

Net increase (decrease) in cash and cash equivalents	308,102	(2,436)

Cash and cash equivalents at beginning of period	85,835,	88,271

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$393,937	$85,835

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”).  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the years ended May 31, 2016 and 2015 presented have been made.

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of key employees (“Key Persons”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Key Persons identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month.  The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at May 31, 2016. In addition, SORC will reimburse the Company for monthly expenses incurred by the Key Persons in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through May 31, 2016 the subsidiary has received no distributions from SORC.  As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the years ended May 31, 2016 and 2015, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis.  The Company has no significant operating history as of May 31, 2016 and has a net loss of $660,148 for the year ended May 31, 2016. The Company entered into the Agreements with SORC to fund operations and to provide working capital.  However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents.  There were no cash equivalents as of May 31, 2016 and 2015.  At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company financed directors’ and officers’ insurance and is amortizing the expense over the 12 month contract life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable.  All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2016.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

The Company had warrant liabilities which were measured at fair value on a recurring basis until the underlying warrants were exercised in July 2015.  The Company recorded a loss on revaluation of warrant liability of $24,424 and a gain on revaluation of warrant liability of $384,437 for the fiscal years ended May 31, 2016 and 2015, respectively.  The Company measured the fair value of the warrant liabilities using the Black Scholes method.  Inputs used to determine fair value under this method include the Company’s stock price volatility and expected remaining life as disclosed in Note 6.

The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of May 31, 2016 and 2015:

Fair Value Measurements on a Recurring Basis

	Quoted prices in active markets	Other observable inputs	Unobservable inputs
Current Liability	Level 1	Level 2	Level 3	Total
Warrant Liabilities – May 31, 2015	$-	$251,991	$-	$251,991

There were no assets or liabilities measured at fair value on a non-recurring basis as of May 31, 2016 or 2015.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires the recognition of lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. The amended guidance also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This standard will be effective for the Company beginning in the first quarter of fiscal year 2020, with early adoption permitted. This standard will be adopted using a modified retrospective approach. The Company is currently evaluating the impact this standard will have on its financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, that changes several aspects of accounting for share-based payment transactions. The amended guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement rather than additional paid-in capital. In addition, such excess tax benefits or tax deficiencies will no longer be classified on the Statement of Cash Flows as a financing activity, with prospective application required. Additionally, the guidance clarifies the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Statement of Cash Flows as a financing activity, with retrospective application required. The new guidance also provides an accounting policy election to account for forfeitures as they occur, with a modified retrospective application required. This standard will be effective for the Company beginning in the first quarter of fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - LOSS PER SHARE

Basic and diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  As of May 31, 2016 and 2015, warrants to purchase 5,374,501 and 6,349,501 shares of common stock, respectively and options to purchase 9,584,000 and 10,074,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2016	2015
Numerator - net loss attributable to
common stockholders	$(660,148)	$(706,323)

Denominator - weighted average
number of common shares outstanding	54,454,050	53,687,223

Basic and diluted loss
per common share	$(0.01)	$(0.01)

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

 Affiliates of the entity;
 Entities for which investments in their equity securities is typically accounted for under the equity method by the investing entity;
 Trusts for the benefit of employees;
 Principal owners of the entity and members of their immediate families;
 Management of the entity and members of their immediate families.

Other parties that can significantly influence the management or operating policies of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the years ended May 31, 2016 and 2015 is generated from charges to SORC. The Company has also recorded an approximate $31,000 receivable from SORC for employee expense reports presented in prepaid expenses and other current assets on the balance sheet and a $170,000 payable to SORC for payroll liabilities covered by SORC pursuant to the management services agreements. All outstanding notes payable at May 31, 2016 and 2015, respectively, are held by Alleghany.  See Note 7.

Mr. Donald Beckham, a director of the Company, provided consulting services to SORC related to the Teapot Dome Oilfield acquired by SORC in January 2015.   During the years ended May 31, 2016 and 2015, respectively, Mr. Beckham was paid approximately $62,000 and $151,000 by SORC as consideration for such services. This consulting arrangement terminated on July 24, 2015.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

Effective November 6, 2011, the holders of a majority of the shares of common stock approved the Plan to reserve 10,000,000 shares of common stock for issuance to eligible recipients.  Effective December 2014, an additional 5,000,000 shares of common stock were reserved for issuance to eligible recipients under the Plan.  Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities.  The Company’s board of directors has the discretion to set the amount and vesting period of award grants.  As of May 31, 2016, 2,865,000 shares remain available for issuance under the Plan.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

The following table summarizes share-based compensation:

	Year Ended
	May 31, 2016	May 31, 2015
Share-based compensation:
General, selling and administrative expenses	$426,825	$373,650
Consulting and professional services	164,633	240,243
	591,458	613,893
Share-based compensation by type of award:
Stock options	579,514	583,893
Restricted stock	11,944	30,000
	$591,458	$613,893

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

On August 17, 2015, the Company granted options for the purchase of 925,000 shares of common stock with an exercise price of $0.405 per share, the fair market value on the date of the grant.    The options vest monthly over three years beginning September 1, 2015 and expire on August 8, 2025.   The grant date fair value of this employee stock option grant amounted to approximately $365,000.  The assumptions used in calculating these values were based on an expected term of 7.0 years, volatility of 174% and a 1.92% risk free interest rate at the date of grant.

 For the years ended May 31, 2016 and 2015, respectively, $579,514 (for 1,378,752 vested shares) and $583,893 (for 2,441,389 vested shares) was recognized as expense related to the stock options. As of May 31, 2016, $761,285 of expense was not recognized for 1,978,859 unvested shares with a weighted average vesting period of 0.8 years. As of May 31, 2015, $1,020,267 in expense was not recognized for 2,922,611 unvested shares with a weighted average vesting period of 1.52 years.

The following table summarizes information about options granted during the years ended May 31, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price

Balance, May 31, 2014	8,400,000	$0.75
Options granted and assumed	1,700,000	0.39
Options expired	-	-
Options cancelled, forfeited	-	-
Options exercised	(26,000)	(0.25)

Balance, May 31, 2015	10,074,000	$0.69
Options granted and assumed	925,000	0.405
Options expired	-	-
Options cancelled, forfeited	(490,000)	(0.27)
Options exercised	-

Balance, May 31, 2016	10,509,000	$0.68

All stock options are exercisable upon vesting.

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

As of May 31, 2016 and 2015, 10,509,000 and 10,074,000 options have been granted at a weighted average exercise price of $0.68 and $0.69, respectively.

Restricted Stock

During fiscal years ending May 31, 2016 and 2015, no restricted stock has been granted. The Company granted 1.6 million shares of restricted stock during fiscal year 2014.  As of May 31, 2016, a total of 1,566,667 shares has vested.  The Company recognized $11,944 and $30,000 in expense for the years ended May 31, 2016 and 2015, respectively.  The unvested portion of the shares amounts to $1,389 and is expected to be recognized as expense over the next fiscal year.

Warrants

During July 2015, warrants to purchase 975,000 shares of common stock were exercised on a cashless basis, resulting in the issuance of 516,196 shares of common stock.  During the year ended May 31, 2015, 770,000 warrants have been exercised. The majority of these warrants were exercised on a cashless basis resulting in the issuance of 372,556 shares.  As of May 31, 2016 there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction.  The warrants will expire June 14, 2021.

No warrants have been granted or cancelled during the years ended May 31, 2016 and 2015 as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2014	7,119,501	$0.59
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	770,000	—

Balance, May 31, 2015	6,349,501	$0.63
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	975,000	—

Balance, May 31, 2016	5,374,501	$0.70

All warrants are exercisable as of May 31, 2016.

During fiscal year 2011, the Company issued warrants to purchase 975,000 shares of common stock in connection with a stock purchase agreement. These warrants are exercisable for five years from the date of the Company’s Private Placement. The exercise price of each warrant is equal to the lesser of the stock price in a future financing arrangement or $0.25. Accordingly, these warrants contained anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants were treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations. During July 2015, the warrant liabilities were measured at fair value prior to exercise of the underlying warrants issued to purchase 975,000 shares of common stock on a cashless basis resulting in the issuance of 516,196 shares of common stock.  The resulting liability was reclassified to additional paid in capital.  Accordingly, the warrant liability is no longer measured at fair value as of May 31, 2016.  The fair value of the warrants was determined during the three months ending August 31, 2015 and year ending May 31, 2015 using the Black-Scholes option pricing model based on the following weighted average assumptions:

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

	August 31, 2015	May 31, 2015

Risk-free interest rates	0.02%	0.08%
Expected Term	0.4 years	0.5 years
Expected volatility	163.1%	137.8%
Dividend yield	0%	0%

NOTE 7 – NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000.  The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of May 31, 2016, accrued interest totaling $129,632 is recorded in current liabilities.  The interest is payable in either cash or in kind.  The notes have been amended and restated and now have a maturity date of December 31, 2016 and are classified as notes payable as of May 31, 2016.  The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2016 and 2015.  The Company’s tax returns for the fiscal years ended May 31 of 2009 to 2015 remain subject to examination by the tax authorities.

The components of the Company's deferred tax asset as of May 31, 2016 and 2015 are as follows:

	2016	2015
Net operating loss	$426,055	$484,780
Other	681,830	576,316
Valuation allowance	(1,107,885)	(1,061,096)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2016	2015
Tax at statutory rate (34%)	$224,450	$270,440
Effect of non-deductible permanent differences	(119,835)	(9,297)
Other	(57,826)	-
(Increase) in valuation allowance	(46,789)	(261,143)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2028 and 2036. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 9 – OFFICE LEASES

 No office leases currently extend beyond one year.  Rent expense amounted to $16,336 and $66,459 for the years ending May 31, 2016 and 2015, respectively.