Form 10-K
period 2017-05-31
Laredo Oil, Inc.
filed 2017-08-29
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's outstanding shares of voting common stock held by non-affiliates based on the closing price of these shares on November 30, 2016 of $0.0601 per share as reported on the OTC Bulletin Board, was $1.2 million. That date was the last business day of the most recently completed second fiscal quarter. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 29, 2017, the registrant had 54,514,765 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2017 ON FORM 10-K

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

The Company and Mark See now provide to SORC both management services and expertise pursuant to the SORC License Agreement, MS-Company License Agreement and the MSA. As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (the “Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

The MSA provides that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. Mark See acts as the CEO of SORC pursuant to the MSA. He and other members of Company management spend substantially all of their time and effort in fulfilling the terms of the Agreements whereby they use theirbest efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method. The quarterly management services fee is $137,500 and the monthly management services fee is payment towards the salaries, benefit costs, and employment taxes specified for the Service Employees identified in the Agreements. In addition, SORC reimburses the Company for expenses incurred by Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether or not to fund. To date, no requests for additional funding have been submitted by the Company to SORC.

SORC is funded solely by Alleghany Capital in exchange for issuance by SORC of 12% Cumulative Preferred Stock. As of June 30, 2017, SORC has received approximately $274.6 million in net funding from Alleghany Capital. Prior to the Company receiving any cash distributions from SORC, all accrued dividends (in excess of $100 million as of May 31, 2017) must be paid and preferred shares redeemed.

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

Item 1.	Business - continued

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

Operations that the Company will manage for SORC are subject to hazards and risks inherent in drilling for and producing and transporting oil, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to SORC properties and those of others. The Company maintains insurance against some, but not all, of the risks described above. In particular, the insurance we maintain does not cover claims relating to failure of title to oil leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. The occurrence of an event that is not covered, or not fully covered, by insurance which we maintain or which SORC may acquire, could have a material adverse effect on our Royalty in the period such event may occur.

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

Employees

As of May 31, 2017, we had 70 full-time employees and two non-employee directors.

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

As of May 31, 2017, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2016 — Aug 2016	Fiscal Q2: Sep 2016 — Nov 2016	Fiscal Q3: Dec 2016 — Feb 2017	Fiscal Q4: Mar 2017 — May 2017
High Bid	0.14	0.11	0.09	0.085
Low Bid	0.0751	0.05	0.0413	0.045

	Fiscal Q1: Jun 2015 — Aug 2015	Fiscal Q2: Sep 2015 — Nov 2015	Fiscal Q3: Dec 2015 — Feb 2016	Fiscal Q4: Mar 2016 — May 2016
High Bid	0.58	0.34	0.25	0.12
Low Bid	0.33	0.20	0.06	0.075

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Securities and Exchange Commission ("SEC") has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

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

Holders

As of August 29, 2017, the Company had 54,514,765 shares of common stock issued and outstanding estimated to be held by more than 300 record holders including those who own units through their brokers "in street name". Additionally, the Company had outstanding warrants to purchase 5,374,501 shares of stock at an exercise price equal to $0.70 per share. The Company also had outstanding options to purchase 1,935,000 shares of common stock at $0.20 per share, 694,000 shares of common stock at $0.25 per share, 250,000 shares of common stock at $0.27 per share 1,200,000 shares of common stock at $0.36 per share, 1,100,000 shares of common stock at $0.38 per share, 600,000 shares of common stock at $0.40 per share, 575,000 shares of common stock at $0.405, and 1,500,000 shares of common stock at $2.00 per share, all of which total 7,854,000 options. If shares underlying all outstanding warrants and both vested and unvested options were issued, the fully diluted number of shares outstanding would be 67,743,266 shares.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany. See “Item 1. Business” for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of May 31, 2017, no royalties have been accrued or paid.

From SORC’s formation in 2011 through June 30, 2017, Alleghany Capital has invested $274.6 million into SORC, including $5.4 million through the first half of calendar year 2017 and $25.3 million and $88.2 million in calendar years 2016 and 2015, respectively. This investment has been channeled primarily into three major projects located in separate states. The projects are listed in order of acquisition, but not necessarily in order of when work may commence on Underground Gravity Drainage (“UGD”) projects if and when approved by the SORC board of directors.

The first project is in Fredonia, Kansas. After completing construction of its underground facility in 2014, SORC commenced its drilling program in 2015. The drilling program was delayed by third-party equipment problems as well as a longer than expected trial-and-error process determining the optimum well completion technique for the reservoir which is characterized by a lack of vertical permeability. As part of its 2016 year-end asset impairment accounting assessments, SORC engaged a third-party petroleum engineering firm to provide it with an evaluation of the oil-recovery prospects from the project. The evaluation found that the field proved to have much less oil in place than originally estimated and was of poor quality. This conclusion coupled with the current level of oil prices at calendar year-end 2016 led to a $98.8 million impairment charge concerning certain assets in Fredonia. At December 31, 2016, there were approximately $9 million in net oil reserve assets reported. As of the date of this filing, several underground wellbores are in production.

The second project is in Louisiana. SORC has acquired oil and gas leases on approximately 9,240 acres in a targeted oil reservoir. Discussions continue to acquire additional mineral rights and leases in that oil field, and the Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company, on behalf of SORC, is currently operating and further developing those leases acquired using conventional production methods, and continues to gather and analyze geological data concerning the oil reservoir regarding its suitability for implementing the UGD recovery method if approved by the SORC board of directors.

The third project is in Wyoming. On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy's Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million. The purchase culminated a competitive bidding process that closed on October 16, 2014. Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC. The remaining surface acreage transferred in June 2015, bringing the total acres purchased to 9,318. The oil field there is operational and currently producing crude oil using conventional production methods. The Company, on behalf of SORC, is currently operating and further developing those leases acquired using conventional production methods, and continues to gather and analyze geological data concerning the oil reservoir regarding its suitability for implementing the UGD recovery method if approved by the SORC board of directors.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets. It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock. In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital. As of May 31, 2017, SORC had no borrowings under the facility which is limited to the value of properties included in the borrowing base as determined by the lending institution. As of June 30, 2017, SORC had received $274.6 million in net funding from Alleghany Capital. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $100 million as of May 31, 2017) must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo. With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Our reported cash at May 31, 2017 was $330,684. For the year ended May 31, 2017, the Company received $10,000,037 from SORC in management fees and payments. Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short-term.

Recently issued accounting pronouncements

Refer to Note 3 of the Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Results of Operations

Pursuant to the Management Services Agreement with SORC, the Company received and recorded management fee revenue and direct costs totaling $9,823,386 and $10,101,432, respectively, for the fiscal year ending May 31, 2017 and $10,896,736 and $10,624,321, respectively, for the fiscal year ending May 31, 2016. The decrease in revenues and direct costs is primarily attributable to a decrease in average number of employees as operations contracted in fiscal year ending May 31, 2017 as compared to fiscal year ending May 31, 2016. The decrease in direct costs in fiscal year ending May 31, 2017 is offset by an increase in employee separation costs, resulting in the negative gross profit.

During the years ended May 31, 2017 and 2016, respectively, we incurred operating expenses of $656,034 and $880,054. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The decrease in expenses for the year ended May 31, 2017 as compared to the same period in 2016 is primarily attributable to decreases in share based compensation expense, legal fees, and rent expense.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Prior to the second quarter of fiscal year 2016, the Company’s operating results were affected by changes of value of the warrant liability associated with the Sutter and Seaside warrants. The warrants to purchase 975,000 shares of common stock were exercised on a cashless basis during the first quarter of fiscal year 2016, resulting in the issuance of 516,196 shares of common stock. Further, for the year ended May 31, 2016, the Company experienced a loss on revaluation of the warrant liability of $24,424. The change on revaluation is due to increases and decreases in the common stock price in the respective period, as well as a change in the exercise price on certain warrants.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies and Estimates

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to stock options and warrants as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to stock options and warrants.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2017. As we grow, we are working on further improving our segregation of duties and level of supervision.

Item 9A	Controls and Procedures - continued

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 29, 2017, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	57	Director	March 1, 2011
Christopher E. Lindsey	51	General Counsel and Secretary	October 16, 2013
Michael H. Price	69	Independent Director	August 3, 2012
Mark See	56	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	70	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

CHRISTOPHER E. LINDSEY has served as the General Counsel and Secretary of the Company since October 16, 2013. Prior to joining the Company, Mr. Lindsey served briefly as a partner in the Houston office of Liskow & Lewis, representing oil and gas clients. Prior to Liskow, in 2013 Mr. Lindsey was a partner at Gordon Arata McCollam Duplantis & Eagan LLC as an oil and gas partner in the Houston office. Before that Mr. Lindsey was an oil and gas partner in the Houston office of Burleson LLP from 2011 to 2012. From 2010 to 2011, Mr. Lindsey was in the legal department of Boxer Property Management Corporation. Prior to that Mr. Lindsey was a partner in the Greensboro, North Carolina office of Purrington Moody WeilLLP from 2001 to 2009. He has practiced law both in-house and at various firms for over 21 years, including in-house positions as general counsel of Mariner Energy, LLC from 1998 to 2000 and SalvageSale.com from 2000 to 2001. Mr. Lindsey began his career as an associate in the Houston office of Bracewell and Giuliani LLP from 1993 to 1998. Mr. Lindsey graduated from the University of Virginia with a BA in Economics in 1988, from the University of Texas School of Law with a JD in 1993 and from the University of Texas at Austin with an MBA in 2003.

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

MARK SEE has been the Chief Executive Officer and Chairman of the Board of Directors for the Company since October 16, 2009. He has over 25 years experience in tunneling, natural resources and the petroleum industries. He was the founder and founding CEO of Rock Well Petroleum, a private oil & gas company from January 2005 until December 2008 and worked from then until October of 2009 forming Laredo Oil. He was employed with Albian Sands as the Manager for the Alberta Oil Sands Projects at Fort McMurray, Alberta, Canada, a joint venture between Shell Canada and Chevron. Mr. See was also President of Oil Recovery Enhancement LLC in Bozeman, Montana, a private oil company. He was selected as one of the top 25 Engineers in North America by the Engineering News Record for his innovations in the petroleum industry. He is a member of the Society of Mining Engineers and the Society of Petroleum Engineers.

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

	(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

Item 10.	Directors, Executive Officers and Corporate Governance - continued

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended May 31, 2017, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company's officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached by reference as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.laredo-oil.com.

Item 11.	Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2017 and 2016 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)

Mark See (1)	2017	525,000	-	-	33,923	558,923
Chief Executive Officer and Chairman of the Board	2016	525,000	-	-	51,356	576,356

Bradley E. Sparks (2)	2017	415,000	-	-	-	415,000
Chief Financial Officer, Treasurer and Director	2016	415,000	-	-	-	415,000

Christopher E. Lindsey (3)	2017	314,310	-	-	5,737	320,047
General Counsel and Secretary	2016	322,075	-	-	16,061	338,136

(1)
The salary amount shown in fiscal year 2017 includes $461,954 in cash payments and $63,046 of deferred compensation. In 2016 salary includes $507,750 in cash payments and $17,250 of deferred compensation. Other compensation includes untaken earned vacation days sold back to the Company in exchange for cash payments. As of May 31, 2017, Mr. See has cumulative deferred compensation of $125,088.

(2)
The amounts shown in 2017 include $250,306 of salary paid in cash and $164,694 of deferred compensation and in 2016 include $267,507 of salary paid in cash and $147,493 of deferred compensation. As of May 31, 2017, Mr. Sparks has cumulative deferred compensation of $667,946.

(3)	Other compensation for Mr. Lindsey includes untaken earned vacation days sold back to the Company for cash payments.

Item 11.	Executive Compensation - continued

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

On October 14, 2014, the letter agreement dated October 16, 2009 between the Company and Mr. See was amended to set the salary amount at $495,000 per year and delete the automatic cost of living increase of 10% per year. In addition, the amendment modified the terms of the severance so that if Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two year period shall be increased to a three year period. On March 1, 2016, the rate of cash salary compensation paid to Mr. See was reduced by 10% from $490,000 to $441,000 per year as part of an overall company salary reduction. Beginning January 1, 2017, the rate of annual cash salary compensation paid to Mr. See was increased by 3% from $441,000 to $454,230 per year. Under his contract with Laredo and as of May 31, 2017, Mr. See has $125,088 of cumulative deferred compensation owed him which is the difference between his contract salary and the actual cash compensation he has received thereunder.

Pursuant to a letter agreement dated October 20, 2009 between the Company and Mr. Sparks, we agreed to pay Mr. Sparks an annual base salary of $180,000, and, after the Company is funded with a minimum of $7.5 million of capital, a base salary of $350,000 per year. The base salary has an automatic cost of living increase of 10% per year. He also is entitled to a monthly automobile allowance of $1,000, a monthly professional allowance of $1,000, and a monthly communication allowance of $500. We also granted to Mr. Sparks 2,824,857 shares of our common stock. In April 2013 the Laredo Board of Directors voted to increase Mr. Sparks’ salary to $350,000 per year with the effect of the SORC Board of Directors authorizing commencement of UGD development on the Company’s initial project with SORC. When the Company receives insufficient funds under the MSA to pay the base salary, including automatic cost of living increases, the difference of his actual paid base salary rate and the contractual per year rate, calculated monthly, is treated as deferred compensation until such time as the Company has adequate operating funds to satisfy such obligation or until otherwise paid through the issuance of equity or debt securities of the Company as determined by the Compensation Committee. If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the three-year period following the effective date of such termination. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment. Moreover, pursuant to a change in control severance agreement between us and Mr. Sparks, if Mr. Sparks is terminated by us within 12 months following a change in control of the Company without Cause (as such term is defined in the change in control agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement), he will be entitled to receipt of 100% of bonuses earned and his annual base salary paid out on a pro rata basis over our regular payroll schedule until contract expiration. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

On October 14, 2014, the letter agreement dated October 20, 2009 between the Company and Mr. Sparks was amended to set the salary amount at $385,000 per year and delete the automatic cost of living increase of 10% per year. In addition, the amendment modified the terms of the severance so that if Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two year period shall be increased to a three year period. On March 1, 2016, the rate of cash salary compensation paid to Mr. Sparks was reduced by 5% from $239,580 to $227,601 per year as part of an overall company salary reduction. Under his contract with Laredo and as of May 31, 2017, Mr. Sparks has $667,946 of cumulative deferred compensation owed him which is the difference between his contract salary and the actual cash compensation he has received thereunder.

Item 11.	Executive Compensation - continued

Pursuant to a letter agreement dated October 16, 2013 between the Company and Mr. Lindsey, we agreed to pay Mr. Lindsey an annual base salary of $300,000 per year. He also is entitled to a monthly professional allowance of $1,000. We also granted to Mr. Lindsey an option to purchase 800,000 shares of our common stock at a price of $0.36 per share in accordance with the Laredo Oil, Inc. 2011 Equity Incentive Plan. If Mr. Lindsey is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Lindsey equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the one year period following the effective date of such termination. In addition, Mr. Lindsey will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment. In January 2015, the Laredo Board of Directors increased the annual base salary of Mr. Lindsey to $314,000 per year. Effective March 1, 2016, as part of an overall company salary reduction, the annual base salary for Mr. Lindsey was reduced 5% to $298,300. Beginning January 1, 2017, the rate of annual cash salary compensation paid to Mr. Lindsey was increased by 3% from $298,300 to $307,249 per year.

Effective June 29, 2012, the Board approved the Laredo Management Retention Plan (the “Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the Incentive Royalty to be assigned to the Royalty Plan. In accordance with the terms of the Royalty Plan, a new special purposes entity was formed on July 3, 2012 as a Delaware limited liability company (the “Plan Entity”). On October 11, 2012, the Board (i) amended the Royalty Plan to, among other things, change the name of the Royalty Plan to “Laredo Royalty Incentive Plan”, (ii) appointed a Compensation Committee of the non-employee board members (the “Compensation Committee”) to administer the Royalty Plan and make awards thereunder, (iii) authorized the filing of an Amendment to the Certificate of Formation of the Plan Entity to change its name to “Laredo Royalty Incentive Plan, LLC”, (iv) adopted and approved an Assignment Agreement pursuant to which the Incentive Royalty was assigned to the Plan Entity in accordance with the Royalty Plan. Also on October 11, 2012, the Compensation Committee made awards of Restricted Common Units of the Plan Entity (the “Plan Units”) pursuant to Award Agreements to certain of its employees. These Plan Units vest over a period of three years from grant, but are subject to accelerated vesting upon the commencement of production under the initial UGD project as provided in the award agreement. Ten thousand (10,000) Plan Units are authorized for issuance under the Royalty Plan, of which 7,000 Plan Units were issued and outstanding as of May 31, 2017.

Outstanding equity awards as of May 31, 2017:

(a) Name and Principle Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(e) Option Exercise Price($)	(f) Option Expiration Date
Christopher E. Lindsey General Counsel and Secretary	800,000	0.36	November 22, 2023

Bradley E. Sparks CFO, Treasurer & Director	1,500,000	2.00	April 11, 2022

In February 2011, the Company approved the Laredo Oil, Inc. 2011 Equity Incentive Plan. The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011 and was amended in December 2014 to increase the number of shares available for issuance thereunder to an aggregate of 15,000,000 shares.

Director Compensation

(a) Name	(b) Fees Earned or Paid in Cash($)	(c) Stock Awards($)	(d) Option Awards($)	(j) Total($)
Donald Beckham	50,000	-	-	50,000
Michael H. Price	50,000	-	-	50,000

The compensation for each non-employee director is as follows: quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in three equal installments over three years, and all reasonable expenses associated with attendance at Board meetings. Five hundred thousand shares of the aforementioned restricted stock were granted in January 2012 to Mr. Beckham and were fully vested in January 2015. In August 2012, Mr. Price was granted 500,000 shares of restricted common stock vesting in three equal installments over three years and were fully vested in August 2015. On August 8, 2013, each non-employee director was awarded 50,000 restricted shares vesting in equal installments over three years. As of May 31, 2017, all 50,000 shares were vested for Messrs. Beckham and Price. Since they are executive officers, Messrs. See and Sparks receive no additional compensation for Board service.

On January 2, 2015, the Company granted options to purchase 1,100,000 common shares to Mr. Beckham with an exercise price of $0.38 per share, the fair market value on the date of grant. The options vest monthly over three years and expire on January 2, 2025. As of May 31, 2017, 855,556 options had vested.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of the date of the filing of this Form 10-K, the name and address and the number of shares of the Company's common stock, with a par value of $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's common stock, and the name and shareholdings of each executive officer, director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	23.5%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	9.9%

Mark See (3) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	31,096,676	57.0%

Bradley E. Sparks (4) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	4,324,857	7.7%

Donald Beckham (5) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	1,558,333	2.8%

Christopher E. Lindsey 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	800,000	1.4%

Michael H. Price 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	550,000	1.0%

All Directors and Officers as a Group (5) persons)	Direct	38,329,866	66.3%

(1)
All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted. Amounts of beneficial ownership include all options to purchase common stock expected to be vested 60 days after the filing date of this Form 10-K.

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

(4)	Includes fully vested options to purchase 1,500,000 shares of common stock at $2.00 per share.

(5)	Includes vested options to purchase 1,008,333 shares of common stock at $0.38 per share as of October 28, 2017.

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2017 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management - continued

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	7,854,000	0.63	5,520,000(2)

Equity compensation plans not approved by security holders (3)	5,374,501	0.70	N/A

Total	13,228,501	0.66	5,520,000

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

2) During fiscal year 2012, we issued 500,000 restricted shares to each of our two non-employee directors for a total of one million shares. During fiscal year 2013, we issued 500,000 restricted shares to our third non-employee director. In fiscal year 2014, we issued to our non-employee directors 150,000 restricted shares of which 50,000 restricted shares were later forfeited. In total, a net 1,600,000 restricted shares have been issued to our non-employee directors under the Plan. Since restricted shares were issued to directors, they are not available for issuance under the Plan and thus reduce the number of securities remaining available in this column. In addition, we granted options to purchase 6,010,000 shares of common stock to employees and contractors during fiscal year 2012, none in fiscal year 2013, 2,990,000 in fiscal year 2014, 1,700,000 in fiscal year 2015, 925,000 in fiscal year 2016 and none in fiscal year 2017. Also during fiscal year 2014, options to purchase 600,000 shares of common stock previously granted to Mr. See and 50,000 shares of restricted stock previously granted to a former director were forfeited and subsequently granted to key contractors in the form of options to purchase shares of common stock. In April 2017, the remaining 900,000 options to purchase common stock held by Mr. See expired and were returned to the unissued option pool. In addition to the See options forfeited, 2,245,000 options to purchase shares of common stock have been forfeited by terminated employees and returned to the option pool for future grants as per the Plan. Since Plan inception, 26,000 common shares have been issued pursuant to option exercises and are not available for issuance under the Plan. The aforementioned restricted stock and options were issued under the 2011 Equity Incentive Plan, as amended (the “Amended Plan”) which has 15,000,000 shares of common stock reserved for issuance for directors, employees and contractors.

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

Transactions with Management and Others

Mr. Donald Beckham, a director of the Company, provided consulting services to SORC related to the Teapot Dome Oilfield acquired by SORC in January 2015. Subsequent to May 31, 2015, Mr. Beckham was paid an additional amount of approximately $62,000 as consideration for such services during fiscal year 2016. This consulting arrangement terminated on July 24, 2015.

Director Independence.

Mr. Price is an “independent” director based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14.	Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $73,610 for the fiscal year ended May 31, 2017 and $70,248 for the fiscal year ended May 31, 2016.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under paragraph (1) above was $0.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2017 and 2016 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $5,750 and $5,325, respectively.

(4) All Other Fees

During the last two fiscal years ending May 31, 2017 and 2016, respectively there were $0 fees charged by the principal accountants other than those disclosed in (1) and (2) above.

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

10.13	Laredo Oil, Inc. 2011 Equity Incentive Plan, included as Exhibit 4.1 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.14	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Stock Option Award Certificate, included as Exhibit 4.2 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.15	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Restricted Stock Award Certificate, included as Exhibit 4.3 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.16	Amended and Restated Laredo Management Retention Plan dated as of October 11, 2012, included as Exhibit 10.1 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

Item 15.	Exhibits, Financial Statement Schedules - continued

10.17	Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC., included as Exhibit 10.16 to our Form 10-K filed on August 29, 2012 and incorporated by reference herein.

10.18	Amendment to Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC, included as Exhibit 10.2 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

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

LAREDO OIL, INC.
(the "Registrant")

Date: August 29, 2017	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2017	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 29, 2017	By:	/s/ BRADLEY E. SPARKS
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: August 29, 2017	By:	/s/ DONALD BECKHAM
Donald Beckham
Director

Date: August 29, 2017	By:	/s/ MICHAEL H. PRICE
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Laredo Oil, Inc.

We have audited the accompanying balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Laredo Oil, Inc. as of May 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses since inception and is dependent upon one customer for its revenue. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weaver and Tidwell, L.L.P.
WEAVER AND TIDWELL, L.L.P.

Austin, Texas
August 29, 2017

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	AUSTIN 1601 SO. MoPAC EXPRESSWAY, SUITE D250, AUSTIN, TX 78746 P: (512) 609 1900 F: (512) 609 1911

Laredo Oil, Inc.
Balance Sheets

	May 31,	May 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$330,684	$393,937
Prepaid expenses and other current assets	47,195	46,293
Total Current Assets	377,879	440,230

TOTAL ASSETS	$377,879	$440,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$38,219	$33,363
Accrued payroll liabilities	1,671,651	1,057,280
Accrued liabilities – related party	20,128	170,079
Accrued interest	159,339	129,632
Deferred management fee revenue	45,833	45,833
Notes payable	350,000	350,000
Total Current Liabilities	2,285,170	1,786,187

TOTAL LIABILITIES	2,285,170	1,786,187

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 and 54,514,765 issued and outstanding, respectively	5,451	5,451
Additional paid in capital	8,591,327	8,188,199
Accumulated deficit	(10,504,069)	(9,539,607)

Total Stockholders’ Deficit	(1,907,291)	(1,345,957)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$377,879	$440,230

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations

	Year Ended	Year Ended
	May 31, 2017	May 31, 2016

Management fee revenue	$9,823,386	$10,896,736

Direct costs	10,101,432	10,624,321

Gross profit (loss)	(278,046)	272,415

General, selling and administrative expenses	369,466	494,715
Consulting and professional services	286,568	385,339
Total Operating Expense	656,034	880,054

Operating loss	(934,080)	(607,639)

Non-operating income (expense)
(Loss) Gain on revaluation of warrant liability	-	(24,424)
Interest expense	(30,382)	(28,085)

Net loss	$(964,462)	$(660,148)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	54,514,765	54,454,050

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statement of Stockholders' Deficit
For the Years Ended May 31, 2017 and 2016

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance at May 31, 2015	53,998,569	$5,400	-	-	$7,320,378	$(8,879,459)	$(1,553,681)

Exercise of warrants	516,196	51	-	-	(51)	-	-

Reclassification of warrant liability	-	-	-	-	276,414	-	276,414

Vested restricted stock	-	-	-	-	11,944	-	11,944

Share based compensation	-	-	-	-	579,514	-	579,514

Net Loss	-	-	-	-	-	(660,148)	(660,148)

Balance at May 31, 2016	54,514,765	$5,451	-	-	$8,188,199	$(9,539,607)	$(1,345,957)

Vested restricted stock	-	-	-	-	1,389	-	1,389

Share based compensation	-	-	-	-	401,739	-	401,739

Net Loss	-	-	-	-	-	(964,462)	(964,462)

Balance at May 31, 2017	54,514,765	$5,451	-	-	$8,591,327	$(10,504,069)	$(1,907,291)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2017	May 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(964,462)	$(660,148)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Stock issued for services	1,389	11,944
Share based compensation	401,739	579,514
Loss (Gain) on revaluation of warrant liability	-	24,424
Decrease (Increase) in prepaid expenses and other current assets	(902)	109,629
Increase in accounts payable and accrued liabilities	498,983	242,739

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(63,253)	308,102

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net (decrease) increase in cash and cash equivalents	(63,253)	308,102

Cash and cash equivalents at beginning of period	393,937	85,835,

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$330,684	$393,937

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the years ended May 31, 2017 and 2016 presented have been made.

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at May 31, 2017. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through May 31, 2017 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings per share (EPS) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. As the Company realized a net loss for the years ended May 31, 2017 and 2016, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception, has a net loss of $964,462 for the year ended May 31, 2017, and is dependent on one customer for its revenue. The Company entered into the Agreements with SORC to fund operations and to provide working capital. However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2017 and 2016. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company financed directors’ and officers’ insurance and is amortizing the expense over the 12 month contract life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities, warrant liabilities and notes payable. All instruments, with the exception of the warrant liabilities which are measured at fair value, are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2017.

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

The Company had warrant liabilities which were measured at fair value on a recurring basis until the underlying warrants were exercised in July 2015. The Company recorded a loss on revaluation of warrant liability of $24,424 for the fiscal year ended May 31, 2016. The Company measured the fair value of the warrant liabilities using the Black Scholes method. Inputs used to determine fair value under this method include the Company’s stock price volatility and expected remaining life as disclosed in Note 6. As of May 31, 2017 and 2016, there are no remaining assets measured at fair value on a recurring basis.

EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. As of May 31, 2017, the Company had a severance accrual of approximately $269,000 included in accrued payroll liabilities. There were no similar accruals as of May 31, 2016. During the year ended May 31, 2017, the Company recorded direct costs for termination benefit expense totaling approximately $291,000.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. As a result of the adoption, there is no material impact on the results of operations, cash flows or financial position.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 did not have a material effect on the Company’s results of operations, cash flows or financial position.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, that changes several aspects of accounting for share-based payment transactions. The amended guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement rather than additional paid-in capital. In addition, such excess tax benefits or tax deficiencies will no longer be classified on the Statement of Cash Flows as a financing activity, with prospective application required. Additionally, the guidance clarifies the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Statement of Cash Flows as a financing activity, with retrospective application required. The new guidance also provides an accounting policy election to account for forfeitures as they occur, with a modified retrospective application required. This standard will be effective for the Company beginning in the first quarter of fiscal year 2018, with early adoption permitted.

In the first quarter of fiscal 2018, the Company will recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The Company does not expect that the change in accounting policy will result in an adjustment to retained earnings as of June 1, 2017. The Company will determine the method of adoption for the remaining provisions during the first quarter of fiscal 2018.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - LOSS PER SHARE

Basic and diluted earnings per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2017 and 2016, warrants to purchase 5,374,501 and 6,349,501 shares of common stock, respectively and options to purchase 7,854,000 and 10,074,000 shares of common stock, respectively, were not included in the computation of diluted net loss per share because they were anti-dilutive.

NOTE 4 - LOSS PER SHARE - continued

	For the Year Ended
	May 31,
	2017	2016
Numerator - net loss attributable to
common stockholders	$(964,462)	$(660,148)

Denominator - weighted average
number of common shares outstanding	54,514,765	54,454,050

Basic and diluted loss
per common share	$(0.02)	$(0.01)

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the years ended May 31, 2017 and 2016 is generated from charges to SORC. The Company also recorded an approximate $28,000 and $31,000 receivable from SORC as of May 31, 2017 and 2016, respectively, for employee expense reports presented in prepaid expenses and other current assets on the balance sheet and $20,000 and $170,000 payable to SORC for payroll liabilities as of May 31, 2017 and 2016, respectively, covered by SORC pursuant to the management services agreements. All outstanding notes payable and related accrued interest at May 31, 2017 and 2016, respectively, are held by Alleghany. See Note 7.

Mr. Donald Beckham, a director of the Company, provided consulting services to SORC related to the Teapot Dome Oilfield acquired by SORC in January 2015. During the year ended May 31, 2016, respectively, Mr. Beckham was paid approximately $62,000 by SORC as consideration for such services. No amounts were paid during the year ended May 31, 2017. This consulting arrangement terminated on July 24, 2015.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

Effective November 6, 2011, the holders of a majority of the shares of common stock approved the Plan to reserve 10,000,000 shares of common stock for issuance to eligible recipients. Effective December 2014, an additional 5,000,000 shares of common stock were reserved for issuance to eligible recipients under the Plan. Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities. The Company’s board of directors has the discretion to set the amount and vesting period of award grants. As of May 31, 2017, 5,520,000 shares remain available for issuance under the Plan.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

The following table summarizes share-based compensation:

	Year Ended
	May 31, 2017	May 31, 2016
Share-based compensation:
General, selling and administrative expenses	$312,521	$426,825
Consulting and professional services	90,607	164,633
	403,128	591,458
Share-based compensation by type of award:
Stock options	401,739	579,514
Restricted stock	1,389	11,944
	$403,128	$591,458

Stock Options

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

For the years ended May 31, 2017 and May 31, 2016, respectively, $401,739 (for 1,128,475 vested shares) and $579,514 (for 1,378,752 vested shares) was recognized as expense related to the stock options. As of May 31, 2017, $264,845 of expense was not recognized for 653,476 unvested shares with a weighted average vesting period of 0.8 years. As of May 31, 2016, $761,285 of expense was not recognized for 1,978,859 unvested shares with a weighted average vesting period of 0.8 years.

The following table summarizes information about options granted during the years ended May 31, 2017 and 2016:

	Number of Shares	Weighted Average Exercise Price

Balance, May 31, 2015	10,074,000	$0.69
Options granted and assumed	925,000	0.405
Options expired	-	-
Options cancelled, forfeited	(490,000)	(0.27)
Options exercised	-	-

Balance, May 31, 2016	10,509,000	$0.68
Options granted and assumed	-	-
Options expired	(900,000)	(2.00)
Options cancelled, forfeited	(1,755,000)	(0.25)
Options exercised	-	-

Balance, May 31, 2017	7,854,000	$0.63

All stock options are exercisable upon vesting.

As of May 31, 2017 and 2016, 7,854,000 and 10,509,000 options have been granted at a weighted average exercise price of $0.63 and $0.68, respectively.

Restricted Stock

During fiscal years ending May 31, 2017 and 2016, no restricted stock has been granted. The Company granted 1.6 million shares of restricted stock during fiscal year 2014. As of May 31, 2017, all of the granted shares have vested. The Company recognized $1,389 and $11,944 in expense for the years ended May 31, 2017 and 2016, respectively.

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

Warrants

During July 2015, warrants to purchase 975,000 shares of common stock were exercised on a cashless basis, resulting in the issuance of 516,196 shares of common stock. As of May 31, 2017, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021.

No warrants have been granted or cancelled during the years ended May 31, 2017 and 2016 as follows:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2015	6,349,501	$0.63
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	975,000	—

Balance, May 31, 2016	5,374,501	$0.70
Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants cancelled, forfeited	—	—
Warrants exercised	—	—

Balance, May 31, 2017	5,374,501	$0.70

All warrants are exercisable as of May 31, 2017.

During fiscal year 2011, the Company issued warrants to purchase 975,000 shares of common stock in connection with a stock purchase agreement. These warrants are exercisable for five years from the date of the Company’s Private Placement. The exercise price of each warrant is equal to the lesser of the stock price in a future financing arrangement or $0.25. Accordingly, these warrants contained anti-dilution provisions that adjust the exercise price of the warrants in the event additional shares of common stock or securities convertible into common stock are issued by the Company at a price less than the then applicable exercise price of the warrants. Pursuant to FASB ASC 815-40, Derivatives and Hedging, these warrants were treated as a liability measured at fair value at inception, with the calculated increase or decrease in fair value each quarter being recognized in the Statement of Operations. During July 2015, the warrant liabilities were measured at fair value prior to exercise of the underlying warrants issued to purchase 975,000 shares of common stock on a cashless basis resulting in the issuance of 516,196 shares of common stock. The resulting liability was reclassified to additional paid in capital during the first quarter of fiscal year 2016. Accordingly, the warrant liability is no longer measured at fair value as of May 31, 2016. The fair value of the warrants was determined during the three months ending August 31, 2015 using the Black-Scholes option pricing model based on the following weighted average assumptions:

August 31, 2015

Risk-free interest rates	0.02%
Expected Term	0.4 years
Expected volatility	163.1%
Dividend yield	0%

NOTE 7 – NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of May 31, 2017, accrued interest totaling $159,339 is recorded in current liabilities. The interest is payable in either cash or in kind. The notes have been amended and restated and now have a maturity date of December 31, 2017 and are classified as short term notes payable as of May 31, 2017. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2017 and 2016. The Company’s tax returns for the fiscal years ended May 31 of 2010 to 2016 remain subject to examination by the tax authorities.

The components of the Company's deferred tax asset as of May 31, 2017 and 2016 are as follows:

	2017	2016
Net operating loss	$458,557	$426,055
Other	968,581	681,830
Valuation allowance	(1,427,138)	(1,107,885)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2017	2016
Tax at statutory rate (34%)	$327,917	$224,450
Effect of non-deductible permanent differences	(59,647)	(119,835)
Other	50,983	(57,826)
(Increase) in valuation allowance	(319,253)	(46,789)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2028 and 2036. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 9 – OFFICE LEASES

No office leases currently extend beyond one year. Rent expense amounted to $1,539 and $16,336 for the years ending May 31, 2017 and 2016, respectively.