Form 10-Q
period 2017-08-31
Laredo Oil, Inc.
filed 2017-10-16
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2017

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

54,514,765 shares of common stock issued and outstanding as of October 16, 2017.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2017. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2017. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of August 31, 2017 and the results of its operations and cash flows for the three-month period then ended, have been included. The results of operations for the three-month period ended August 31, 2017 are not necessarily indicative of the results for the full year ending May 31, 2018.

Laredo Oil, Inc.
Balance Sheets

	August 31,	May 31,
	2017 (unaudited)	2017

ASSETS
Current Assets
Cash and cash equivalents	$361,052	$330,684
Prepaid expenses and other current assets	26,865	47,195
Total Current Assets	387,917	377,879

TOTAL ASSETS	$387,917	$377,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$31,237	$38,219
Accrued payroll liabilities	1,517,814	1,671,651
Accrued liabilities – related party	-	20,128
Accrued interest	167,009	159,339
Deferred management fee revenue	45,833	45,833
Notes payable	350,000	350,000
Total Current Liabilities	2,111,893	2,285,170

TOTAL LIABILITIES	2,111,893	2,285,170

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding	5,451	5,451
Additional paid in capital	8,664,185	8,591,327
Accumulated deficit	(10,393,612)	(10,504,069)

Total Stockholders’ Deficit	(1,723,976)	(1,907,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$387,917	$377,879

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2017	August 31, 2016

Management fee revenue	$2,465,281	$2,623,211

Direct costs	2,222,566	2,514,410

Gross profit	242,715	108,801

General, selling and administrative expenses	87,824	108,932
Consulting and professional services	36,500	111,917
Operating expenses	124,324	220,849

Operating income (loss)	118,391	(112,048)

Other income (expense)
Interest expense	(7,935)	(8,187)

Net income(loss)	$110,456	$(120,235)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average number of basic and common shares outstanding	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2017	August 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	110,456	$(120,235)
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by (used in) Operating Activities
Share based compensation	72,858	135,104
Decrease (increase) in prepaid expenses and other current assets	20,330	(134,467)
Decrease in accounts payable and accrued liabilities	(173,276)	(157,963)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	30,368	(277,561)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase (decrease) in cash and cash equivalents	30,368	(277,561)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	330,684	393,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$361,052	$116,376

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at August 31, 2017. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through August 31, 2017 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid (in excess of $100 million as of June 30, 2017), preferred shares redeemed ($274.6 million as of June 30, 2017), and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested in SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the three month period ended August 31, 2017, all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have been excluded in the calculation of diluted earnings per share. As the Company realized a net loss for the three month period ended August 31, 2016, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, and is dependent upon one customer for its revenue. The Company entered into the Agreements with SORC to fund operations and to provide working capital. However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, accounts payable, accrued liabilities and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2017.

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

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three months ended August 31, 2017 and 2016 is generated from charges to SORC. All outstanding notes payable at August 31, 2017 and 2016 are held by Alleghany Capital. See Note 7.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes expense recognized as a result of share-based compensation:

	Three Months Ended
	August 31, 2017	August 31, 2016
Share-based compensation:
General, selling and administrative expenses	$72,858	$92,557
Consulting and professional services	-	42,547
	72,858	135,104
Share-based compensation by type of award:
Stock options	72,858	133,715
Restricted stock	-	1,389
	$72,858	$135,104

Stock Options

No option grants were made during the first quarter of fiscal years 2018 and 2017.

Restricted Stock

No restricted stock was granted during the first quarter of fiscal year 2018 or during fiscal year 2017.

Warrants

No warrants were issued during the first quarter of fiscal year 2018 or 2017. As of August 31, 2017, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021 and are currently exercisable.

NOTE 7 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of August 31, 2017, accrued interest totaling $167,009 is recorded in accrued interest. The interest is payable in either cash or in kind. The notes have been amended and restated and now have a maturity date of December 31, 2017 and are classified as current notes payable. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany. See “Item 1. Business” for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of August 31, 2017, no royalties have been accrued or paid.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets. It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock. In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital. As of August 31, 2017, SORC had no borrowings under the facility which is limited to the value of properties included in the borrowing base as determined by the lending institution. As of June 30, 2017, SORC had received $274.6 million in net funding from Alleghany Capital. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $100 –million as of June 30, 2017) must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo. With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Our cash and cash equivalents at August 31, 2017 was $361,052. Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short-term.

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $2,465,281 and $2,222,566 for the quarter ended August 31, 2017 and $2,623,211 and $2,514,410 for the same quarter ended August 31, 2016. The decrease in revenues and direct costs is primarily attributable to a decrease in employees in the quarter ended August 31, 2017 as compared to the same quarter of last year.

During the quarters ended August 31, 2017 and 2016, respectively, we incurred operating expenses of $124,324 and $220,849. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The decrease in expenses for the quarter ended August 31, 2017 as compared to the same period in 2016 is primarily attributable to the decreased stock option compensation and professional fees.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. As of August 31, 2017 and 2016, there are no significant estimates with regard to the financial statements included with this report.

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

LAREDO OIL, INC.

(Registrant)

Date: October 16, 2017	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 16, 2017	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director