Form 10-Q
period 2017-11-30
Laredo Oil, Inc.
filed 2018-01-16
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2017

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

54,514,765 shares of common stock issued and outstanding as of January 16, 2018.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2017. These condensed financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2017. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of November 30, 2017, and the results of its operations for the three and six-month periods then ended and cash flows for the six-month periods then ended, have been included. The results of operations for the three and six-month periods ended November 30, 2017 are not necessarily indicative of the results for the full year ending May 31, 2018.

Laredo Oil, Inc.
Balance Sheets

	November 30, 2017	May 31, 2017
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$29,825	$330,684
Prepaid expenses and other current assets	53,988	47,195
Total Current Assets	83,813	377,879

TOTAL ASSETS	$83,813	$377,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$34,647	$38,219
Accrued payroll liabilities	1,288,669	1,671,651
Accrued liabilities – related party	-	20,128
Accrued interest – related party	174,619	159,339
Deferred management fee revenue	45,833	45,833
Notes payable – related party	-	350,000
Total Current Liabilities	1,543,768	2,285,170

Long-term notes payable – related party	350,000	-

TOTAL LIABILITIES	1,893,768	2,285,170

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding	5,451	5,451
Additional paid in capital	8,737,042	8,591,327
Accumulated deficit	(10,552,448)	(10,504,069)

Total Stockholders’ Deficit	(1,809,955)	(1,907,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$83,813	$377,879

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Management fee revenue – related party	$2,165,923	$2,408,232	$4,631,204	$5,031,443

Direct costs	2,159,429	2,510,548	4,381,995	5,024,958

Gross profit/(loss)	6,494	(102,316)	249,209	6,485

General, selling and administrative expenses	87,402	86,887	175,226	195,819
Consulting and professional services	70,184	75,606	106,684	187,523
Total Operating Expense	157,586	162,493	281,910	383,342

Operating loss	(151,092)	(264,809)	(32,701)	(376,857)

Other income (expense)
Interest expense	(7,743)	(7,158)	(15,678)	(15,345)

Net loss	$(158,835)	$(271,967)	$(48,379)	$(392,202)

Net income/(loss) per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	54,514,765	54,514,765	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2017	November 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,379)	$(392,202)
Adjustments to Reconcile Net Loss to Net Cash provided by /(used in) Operating Activities
Share based compensation	145,715	248,171
Increase in prepaid expenses and other current assets	(6,793)	(72,536)
(Decrease)/increase in accounts payable and accrued liabilities	(391,402)	(47,404)
NET CASH USED IN OPERATING ACTIVITIES	(300,859)	(263,971)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net decrease in cash and cash equivalents	(300,859)	(263,971)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	330,684	393,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,825	$129,966

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at November 30, 2017. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through November 30, 2017 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid (in excess of $115 million as of September 30, 2017), preferred shares redeemed ($281.8 million as of September 30, 2017), and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested in SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period.  As the Company realized a net loss for the six month periods ended November 30, 2017 and 2016, and the three month period ended November 30, 2017, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50,Financial Instruments, include cash and cash equivalents, accounts payable, accrued liabilities and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2017.

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

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and six month periods ended November 30, 2017 and 2016 is generated from charges to SORC. All outstanding notes payable at November 30, 2017 and 2016 are held by Alleghany Capital. See Note 7.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Six Months Ended
	November 30, 2017	November 30, 2016
Share-based compensation:
General, selling and administrative expenses	$145,715	$165,415
Consulting and professional services	-	82,756
	145,715	248,171
Share-based compensation by type of award:
Stock options	145,715	246,782
Restricted stock	-	1,389
	$145,715	$248,171

Stock Options

No option grants were made during the first two quarters of fiscal years 2018 and 2017.

Restricted Stock

No restricted stock was granted during the first two quarters of fiscal years 2018 and 2017.

Warrants

No warrants were issued during the first half of fiscal year 2018 or 2017. As of November 30, 2017, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021 and are currently exercisable.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of November 30, 2017, accrued interest totaling $174,619 is recorded. The interest is payable in either cash or in kind. The notes have been amended and restated and now have a maturity date of December 31, 2018 and are classified as long-term notes payable. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany. See “Item 1. Business” in the Form 10-K for the year ended May 31, 2017 for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of November 30, 2017, no royalties have been accrued or paid.

From SORC’s formation in 2011 through September 30, 2017, Alleghany Capital has invested $281.8 million into SORC. This investment has been channeled primarily into three major projects discussed in the following paragraphs.

The first project was located in Kansas. SORC funds have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop an Underground Gravity Drainage (“UGD”) facility. SORC completed construction of its underground facility in 2014, and commenced its drilling program in 2015. After a thorough evaluation of the project, SORC sold substantially all of its assets to third parties as of December 29, 2017 and no longer has oil and gas properties in Kansas.

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

The third project is located in Wyoming. On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy's Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million. The purchase culminated a competitive bidding process that closed on October 16, 2014. Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC. The remaining surface acreage transferred in June 2015, bringing the total acres purchased to 9,318. The oil field there is operational and currently producing crude oil using conventional production methods. In addition, the Company is implementing and evaluating a modified UGD site within the field.

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

In accordance with the terms of the Agreements, the Company has agreed with SORC that it will not acquire any fields associated with UGD development for its own account.

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets. It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock. In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital. As of November 30, 2017, SORC had no borrowings under the facility which is limited to the value of properties included in the borrowing base as determined by the lending institution. As of September 30, 2017, SORC had received $281.8 million in net funding from Alleghany Capital. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $115 million as of September 30, 2017) must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo. With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Our cash and cash equivalents at November 30, 2017 was $29,825. Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as long-term.

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $2,165,923 and $2,159,429 for the quarter ended November 30, 2017 and 2,408,232 and $2,510,548 for the same quarter ended November 30, 2016. Similarly, the Company received and recorded management fee revenue and direct costs totaling $4,631,204 and $4,381,995 for the six months ended November 30, 2017 and $5,031,443 and $5,024,958 for the six months ended November 30, 2016. The decrease in revenues and direct costs is primarily attributable to a decrease in employees in the three and six months ended November 30, 2017 as compared to the same three and six months of the prior fiscal year.

During the quarters ended November 30, 2017 and 2016, respectively, we incurred operating expenses of $157,586 and $162,493. The Company incurred operating expenses of $281,910 and $383,342 during the six months ended November 30, 2017 and 2016, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The decrease in expenses for the three and six months ended November 30, 2017 as compared to the same periods in 2016 is primarily attributable to the decreased share based compensation expense, professional fees and rent expense.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. As of November 30, 2017 and 2016, there are no significant estimates with regard to the financial statements included with this report.

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

LAREDO OIL, INC.

(Registrant)

Date: January 16, 2018	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 16, 2018	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director