Form 10-Q
period 2018-02-28
Laredo Oil, Inc.
filed 2018-04-16
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

54,514,765 shares of common stock issued and outstanding as of April 16, 2018.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2017. These condensed financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2017. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of February 28, 2018, and the results of its operations for the three and nine-month periods then ended and cash flows for the nine-month period then ended, have been included. The results of operations for the three and nine-month periods ended February 28, 2018 are not necessarily indicative of the results for the full year ending May 31, 2018.

Laredo Oil, Inc.
Balance Sheets

	February 28, 2018	May 31, 2017
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$317,320	$330,684
Prepaid expenses and other current assets	23,333	47,195
Total Current Assets	340,653	377,879

TOTAL ASSETS	$340,653	$377,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$25,974	$38,219
Accrued payroll liabilities	1,241,571	1,671,651
Accrued liabilities – related party	-	20,128
Accrued interest – related party	182,348	159,339
Deferred management fee revenue	45,833	45,833
Notes payable – related party	350,000	350,000
Total Current Liabilities	1,845,726	2,285,170

TOTAL LIABILITIES	1,845,726	2,285,170

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding	5,451	5,451
Additional paid in capital	8,796,843	8,591,327
Accumulated deficit	(10,307,367)	(10,504,069)

Total Stockholders’ Deficit	(1,505,073)	(1,907,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$340,653	$377,879

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Management fee revenue—related party	$2,683,499	$2,491,566	$7,314,703	$7,523,009

Direct costs	2,306,376	2,436,925	6,688,371	7,461,883

Gross profit	377,123	54,641	626,332	61,126

General, selling and administrative expenses	75,047	87,076	250,273	282,895
Consulting and professional services	49,266	48,212	155,950	235,735
Total Operating Expense	124,313	135,288	406,223	518,630

Operating income/(loss)	252,810	(80,647)	220,109	(457,504)

Other income/(expense):
Interest expense	(7,729)	(7,302)	(23,407)	(22,647)

Net income/(loss)	$245,081	$(87,949)	$196,702	$(480,151)

Net income/(loss) per share, basic and diluted	$0.00	$(0.00)	$0.00	$(0.01)

Weighted average number of common shares outstanding	54,514,765	54,514,765	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2018	February 28, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$196,702	$(480,151)
Adjustments to reconcile Net income/(loss) to Net Cash (used in)/provided by Operating Activities:
Share based compensation	205,516	326,574
Decrease/(increase) in prepaid expenses and other current assets	23,862	(35,276)
(Decrease)/increase in accounts payable and accrued liabilities	(439,444)	246,086
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(13,364)	57,233

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase/(decrease) in cash and cash equivalents	(13,364)	57,233

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	330,684	393,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$317,320	$451,170

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at February 28, 2018. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through February 28, 2018 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid (in excess of $135 million as of February 28, 2018), preferred shares redeemed ($281.8 million as of December 31, 2017), and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested in SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.

Basic and Diluted Earnings/(Loss) per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the three and nine-month periods ended February 28, 2018, all options and warrants potentially convertible into common equivalent shares are considered antidilutive due to the exercise prices of the instruments and have been excluded in the calculation of diluted earnings per share. As the Company realized a net loss for the three and nine-month periods ended February 28, 2017, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - GOING CONCERN - continued

Management has undertaken steps to mitigate conditions that raise substantial doubt about the Company inability to continue as a going concern as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) providing services and expertise under the Agreements to expand operations; and (b) controlling overhead and expenses. In that regard, the Company has worked to attract and retain key personnel with significant experience in the industry to enhance the quality and breadth of the services it provides. At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of the Company’s headcount at a time of expanding demand for its services under the MSA. Further, the Company works closely with SORC to obtain its approval in advance of committing to material costs and expenditures in order to keep the Company’s expenses in line with the management fee revenue. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, accounts payable, accrued liabilities and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2018.

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

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and nine-month periods ended February 28, 2018 and 2017 is generated from charges to SORC. All outstanding notes payable at February 28, 2018 and 2017 are held by Alleghany Capital. See Note 7.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Nine Months Ended
	February 28, 2018	February 28, 2017
Share-based compensation:
General, selling and administrative expenses	$205,516	$239,663
Consulting and professional services	-	86,911
	$205,516	$326,574

Share-based compensation by type of award:
Stock options	$205,516	$325,185
Restricted stock	-	1,389
	$205,516	$326,574

Stock Options

No option grants were made during the first three quarters of fiscal years 2018 and 2017.

Restricted Stock

No restricted stock was granted during the first three quarters of fiscal years 2018 and 2017.

Warrants

No warrants were issued during the first three quarters of fiscal year 2018 or 2017.

As of February 28, 2018, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021 and are currently exercisable.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrue interest on the original outstanding principal of $350,000 at the rate of 6% per annum. As of February 28, 2018, accrued interest totaling $182,348 is recorded. The interest is payable in either cash or in kind. The notes have been amended and restated and have a maturity date of December 31, 2018 and are classified as short term notes payable. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany. See “Item 1. Business” in the Form 10-K for the year ended May 31, 2017 for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of February 28, 2018, no royalties have been accrued or paid.

From SORC’s formation in 2011 through December 31, 2017, Alleghany Capital has invested $281.8 million into SORC. This investment has been channeled primarily into three major projects discussed in the following paragraphs.

The first project was located in Kansas. SORC funds have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop an Underground Gravity Drainage (“UGD”) facility. SORC completed construction of its underground facility in 2014 and commenced its drilling program in 2015. After a thorough evaluation of the project, SORC sold substantially all of its assets to third parties as of December 29, 2017 and no longer has oil and gas properties in Kansas.

The second project is located in Louisiana. SORC has acquired oil and gas leases on approximately 9,244 acres in a targeted oil reservoir. The oil field there is operational and currently producing crude oil using conventional production methods. The Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company, on behalf of SORC, is currently operating those leases acquired using conventional recovery methods. In addition, the Company is evaluating a modified UGD site within the field.

The third project is located in Wyoming. On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy's Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million. The purchase culminated a competitive bidding process that closed on October 16, 2014. Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC. The remaining surface acreage transferred in June 2015, bringing the total acres purchased to 9,318. The oil field there is operational and currently producing crude oil using conventional production methods. The Company is also implementing and evaluating a modified UGD site within the field.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets. It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock. In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital. As of February 28, 2018, SORC had no borrowings under the facility which is limited to the value of properties included in the borrowing base as determined by the lending institution. As of December 31, 2017, SORC had received $281.8 million in net funding from Alleghany Capital. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $135 million as of February 28, 2018) must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo. With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Our cash and cash equivalents at February 28, 2018 was $317,320. Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short term.

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $2,683,499 and $2,306,376 for the quarter ended February 28, 2018 and $2,491,566 and $2,436,925 for the quarter ended February 28, 2017. Similarly, the Company received and recorded management fee revenue and direct costs totaling $7,314,703 and $6,688,371 for the nine months ended February 28, 2018 and $7,523,009 and $7,461,883 for the nine months ended February 28, 2017. The increase in revenues for the three months ended February 28, 2018 as compared to the same period in the prior year, is due to vacation, severance, and bonus payments during the quarter.

The related direct costs for the three-month period ended February 28, 2018 decreased as compared to the three-month period ended February 28, 2017 primarily with respect to the vacation payouts. The decrease in revenues and direct costs for the nine months ended February 28, 2018 as compared to the same period in the prior year, is due to an overall decrease in employees.

During the quarters ended February 28, 2018 and February 28, 2017, respectively, we incurred operating expenses of $124,313 and $135,288. The Company incurred operating expenses of $406,223 and $518,630 during the nine months ended February 28, 2018 and 2017, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The decrease in expenses for the three and nine months ended February 28, 2018 as compared to the same periods ending February 28, 2017 is primarily attributable to the decreased share based compensation expense offset by a slight increase in professional fees.

Because of the timing of payroll payments and receipt of management fees from SORC, income can be impacted when receipts and payments fall in different reporting periods.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. As of February 28, 2018 and 2017, there are no significant estimates with regard to the financial statements included with this report.

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

ITEM 4. CONTROLS AND PROCEDURES – continued

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

LAREDO OIL, INC.

(Registrant)

Date: April 16, 2018	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 16, 2018	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director