Form 10-K
period 2018-05-31
Laredo Oil, Inc.
filed 2018-08-29
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's outstanding shares of voting common stock held by non-affiliates based on the closing price of these shares on November 30, 2017 of $0.03 per share as reported on the OTC Bulletin Board, was $0.6 million. That date was the last business day of the most recently completed second fiscal quarter. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 29, 2018, the registrant had 54,514,765 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2018 ON FORM 10-K

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

The Company and Mark See now provide to SORC both management services and expertise pursuant to the SORC License Agreement, MS-Company License Agreement and the MSA. As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (the “Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors (the “Board”). On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

The MSA provides that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. Mark See acts as the CEO of SORC pursuant to the MSA. He and other members of Company management spend substantially all their time and effort fulfilling the terms of the Agreements whereby they use their best efforts to evaluate, acquire, develop and recover crude oil from fields conducive to the UGD oil recovery method. The quarterly management services fee is $137,500 and the monthly management services fee is payment towards the salaries, benefit costs, and employment taxes specified for the Service Employees identified in the Agreements. In addition, SORC reimburses the Company for expenses incurred by Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses which SORC, in its sole and absolute discretion, will determine whether or not to fund. To date, no requests for additional funding have been submitted by the Company to SORC.

SORC is funded solely by Alleghany Capital in exchange for issuance by SORC of 12% Cumulative Preferred Stock. As of June 30, 2018, SORC has received approximately $288.6 million in net funding from Alleghany Capital. Prior to the Company receiving any cash distributions from SORC, all accrued dividends (in excess of $150 million as of June 30, 2018) must be paid and preferred shares redeemed.

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

Item 1.	Business - continued

The Agreements require the Company to maintain confidentiality of SORC confidential information, except to the extent such confidential information is required to be disclosed under applicable law, but such disclosure is expressly limited to the sole purpose of complying with such law and such disclosure is permitted only to the extent required by such law.

The original UGD method uses conventional mining processes to establish a drilling chamber underneath an existing oil field from where closely spaced wellbores are intended to be drilled up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores. As experience is gained through practical application of the processes involved in oil recovery, variants of the UGD concept are continually developed and evaluated. The UGD method is applicable to mature oil fields that have very specific geological characteristics. The Company has done extensive research and has identified oil fields within the United States that it believes are qualified for UGD recovery methods. The Company continues to manage and support SORC’s efforts to pursue and recover stranded oil from selected mature fields chosen from this group which may be acquired by SORC in its sole and absolute discretion.

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

Item 1.	Business - continued

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

Employees

As of May 31, 2018, we had 63 full-time employees and two non-employee directors.

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

As of May 31, 2018, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2017 — Aug 2017	Fiscal Q2: Sep 2017 — Nov 2017	Fiscal Q3: Dec 2017 — Feb 2018	Fiscal Q4: Mar 2018 — May 2018
High Bid	0.05	0.035	0.045	0.111
Low Bid	0.0266	0.0112	0.0145	0.0063

	Fiscal Q1: Jun 2016 — Aug 2016	Fiscal Q2: Sep 2016 — Nov 2016	Fiscal Q3: Dec 2016 — Feb 2017	Fiscal Q4: Mar 2017 — May 2017
High Bid	0.14	0.11	0.09	0.085
Low Bid	0.0751	0.05	0.0413	0.045

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

Holders

As of August 29, 2018, the Company had 54,514,765 shares of common stock issued and outstanding estimated to be held by more than 300 record holders including those who own units through their brokers "in street name". Additionally, the Company had outstanding warrants to purchase 5,374,501 shares of stock at an exercise price equal to $0.70 per share. The Company also had outstanding options to purchase 254,000 shares of common stock at $0.25 per share, 800,000 shares of common stock at $0.36 per share, 1,100,000 shares of common stock at $0.38 per share, 600,000 shares of common stock at $0.40 per share, 425,000 shares of common stock at $0.405, and 1,500,000 shares of common stock at $2.00 per share, all of which total 4,679,000 options and are fully vested. If shares underlying all outstanding warrants and options were issued, the fully diluted number of shares outstanding would be 64,568,266 shares.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany. See “Item 1. Business” for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of May 31, 2018, no royalties have been accrued or paid.

From SORC’s formation in 2011 through June 30, 2018, Alleghany Capital has invested $288.6 million into SORC. This investment has been channeled primarily into three major projects discussed in the following paragraphs.

The first project was located in Kansas. SORC funds have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop an Underground Gravity Drainage (“UGD”) facility. SORC completed construction of its underground facility in 2014 and commenced its drilling program in 2015. After a thorough evaluation of the project, SORC sold substantially all its assets to third parties as of December 29, 2017 and no longer has oil and gas properties in Kansas.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets. It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock. In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital. As of May31, 2018, SORC had no borrowings under the facility which is limited to the value of properties included in the borrowing base as determined by the lending institution. As of June 30, 2018, SORC had received $288.6 million in net funding from Alleghany Capital. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $150 million as of June 30, 2018) must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo. With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Our cash and cash equivalents at May 31, 2018 was $106,311. Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short term.

Recently issued accounting pronouncements

Refer to Note 3 of the Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Results of Operations

Pursuant to the Management Services Agreement with SORC, the Company received and recorded management fee revenue and direct costs totaling $9,362,459 and $8,749,147, respectively, for the fiscal year ending May 31, 2018 and $9,823,386 and $10,101,432, respectively, for the fiscal year ending May 31, 2017. The decrease in revenues and direct costs is primarily attributable to a decrease in average number of employees as operations contracted in fiscal year ending May 31, 2018 as compared to fiscal year ending May 31, 2017. The direct costs in fiscal year ending May 31, 2017 further include an increase related to employee separation costs, resulting in the negative gross profit.

During the years ended May 31, 2018 and 2017, respectively, we incurred operating expenses of $495,309 and $656,034. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The decrease in expenses for the year ended May 31, 2018 as compared to the same period in 2017 is primarily attributable to decreases in share-based compensation expense and rent expense.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Critical Accounting Policies and Estimates

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Such estimates primarily relate to stock options and warrants as of the date of the financial statements; accordingly, actual results may differ from estimated amounts. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. The most significant estimates with regard to the financial statements included with this report relate to stock options.

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

Item 9A	Controls and Procedures - continued

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2018. As we grow, we are working on further improving our segregation of duties and level of supervision.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 29, 2018, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	58	Director	March 1, 2011
Christopher E. Lindsey	52	General Counsel and Secretary	October 16, 2013
Michael H. Price	70	Independent Director	August 3, 2012
Mark See	57	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	71	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

DONALD BECKHAM has served as a director of the Company since March 1, 2011.  Since July 2015, he has been a Partner with Copestone Energy Partners, LLC. In 1993 he founded Beckham Resources, Inc. (“BRI”) which for the past 20 years has been a licensed, bonded and insured operator in good standing with the Railroad Commission of Texas. Through BRI, Mr. Beckham has drilled and operated fields for his own account. His expertise is in the acquisition, exploitation, exploration and production enhancement of mature oil and gas fields through which he has been able to enhance production by compressor optimization, pump design, work-over programs, stimulation techniques and identifying new pay zones. BRI has operated wells in the following fields: Hull, Liberty, Aransas Pass, McCampbell, Mission River, Garcitas Creek, Sour Lake, Batson, Barton Ranch and Dayton. Prior to BRI, Mr. Beckham was the chief operations manager for Houston Oil Fields Corporation (“HOFCO”) where he began his career. There he was responsible for drilling, production and field operations and managed approximately 100 people including engineers, geologists, land men, pumpers, and other contract personnel, as well as state and federal environmental and regulatory functions. He managed an annual capital budget of approximately $30 million and operated approximately 100 wells. HOFCO drilled about 20 wells per annum and performed approximately 30 recompletions and work over operations each year. HOFCO owned interests in about 10 key fields principally in Texas, and company-managed production was approximately 1,000 bpd of crude oil and 10 mm cfd of natural gas. Fields that he managed were as follows: Manvell, Cold Springs, Shepherd, Turtle Bay, Red Fish Bay, Dickinson, Refugio, Lost Lake, Liberty and Abbeville. Mr. Beckham is a petroleum engineer and 1984 graduate of Mississippi State University.

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

BRADLEY E. SPARKS currently serves as the Chief Financial Officer and Treasurer and has been a director of the Company since March 1, 2011. Before joining Laredo Oil in October 2009, he was the Chief Executive Officer, President and a Director of Visualant, Inc. Prior to joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006. Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies. Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications and internet companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET. He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995. Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc. Mr. Sparks currently serves on the Board of Directors of iCIMS and Comrise. Mr. Sparks graduated from the United States Military Academy at West Point in 1969 and is a former Army Captain in the Signal Corps. He has a Master of Science in Management degree from the Sloan School of Management at the Massachusetts Institute of Technology and is a licensed CPA (currently inactive) in Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended May 31, 2018, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company's officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached by reference as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.laredo-oil.com.

Item 11.	Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2018 and 2017 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)

Mark See (1)	2018	525,000	-	-	1,034	526,034
Chief Executive Officer and Chairman of the Board	2017	525,000	-	-	33,923	558,923

Bradley E. Sparks (2)	2018	415,000	-	-	1,250	416,250
Chief Financial Officer, Treasurer and Director	2017	415,000	-	-	-	415,000

Christopher E. Lindsey (3)	2018	321,192	6, 000	-	-	327,192
General Counsel and Secretary	2017	314,310	-	-	5,737	320,047

(1)
The salary amounts shown in fiscal year 2018 include $490,776 in cash payments and $35,258 of deferred compensation and in fiscal year 2017 include $461,954 in cash payments and $63,046 of deferred compensation. Other compensation includes untaken earned vacation days sold back to the Company in exchange for cash payments. As of May 31, 2018, Mr. See has cumulative deferred compensation of $142,966.

(2)
The amounts shown in 2018 include 2017 include $258,851 of salary paid in cash and $157,3999 in deferred compensation and in 2017 include $250,306 of salary paid in cash and $164,694 of deferred compensation. As of May 31, 2018, Mr. Sparks has cumulative deferred compensation of $818,972.

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

On October 14, 2014, the letter agreement dated October 16, 2009 between the Company and Mr. See was amended to set the salary amount at $495,000 per year and delete the automatic cost of living increase of 10% per year. In addition, the amendment modified the terms of the severance so that if Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. On March 1, 2016, the rate of cash salary compensation paid to Mr. See was reduced by 10% from $490,000 to $441,000 per year as part of an overall company salary reduction. Beginning January 1, 2017, the rate of annual cash salary compensation paid to Mr. See was increased by 3% from $441,000 to $454,230 per year. Beginning January 1, 2018, the rate of annual cash salary compensation paid to Mr. See was increased by 3% from $454,230 to $468,000 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $498,000 per year). Under his contract with Laredo and as of May 31, 2018, Mr. See has $142,966 of cumulative deferred compensation owed him which is the difference between his contract salary and the actual cash compensation he has received thereunder.

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

On October 14, 2014, the letter agreement dated October 20, 2009 between the Company and Mr. Sparks was amended to set the salary amount at $385,000 per year and delete the automatic cost of living increase of 10% per year. In addition, the amendment modified the terms of the severance so that if Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. On March 1, 2016, the rate of cash salary compensation paid to Mr. Sparks was reduced by 5% from $239,580 to $227,601 per year as part of an overall company salary reduction. Under his contract with Laredo and as of May 31, 2018, Mr. Sparks has $818,972 of cumulative deferred compensation owed him which is the difference between his contract salary and the actual cash compensation he has received thereunder.

Item 11.	Executive Compensation - continued

Pursuant to a letter agreement dated October 16, 2013 between the Company and Mr. Lindsey, we agreed to pay Mr. Lindsey an annual base salary of $300,000 per year. He also is entitled to a monthly professional allowance of $1,000. We also granted to Mr. Lindsey an option to purchase 800,000 shares of our common stock at a price of $0.36 per share in accordance with the Laredo Oil, Inc. 2011 Equity Incentive Plan. If Mr. Lindsey is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Lindsey equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the one-year period following the effective date of such termination. In addition, Mr. Lindsey will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment. In January 2015, the Laredo Board of Directors increased the annual base salary of Mr. Lindsey to $314,000 per year. Effective March 1, 2016, as part of an overall company salary reduction, the annual base salary for Mr. Lindsey was reduced 5% to $298,300. Beginning January 1, 2017, the rate of annual cash salary compensation paid to Mr. Lindsey was increased by 3% from $298,300 to $307,249 per year, and he received a one-time bonus of $6,000 in December 2017. Beginning January 1, 2018, the rate of annual cash salary compensation paid to Mr. Lindsey was increased from $307,249 to $311,000 per year (which, together with previously approved allowances for Mr. Lindsey equaling $12,000, is an aggregate of $323,000 per year).

Effective June 29, 2012, the Board approved the Laredo Management Retention Plan (the “Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the Incentive Royalty to be assigned to the Royalty Plan. In accordance with the terms of the Royalty Plan, a new special purposes entity was formed on July 3, 2012 as a Delaware limited liability company (the “Plan Entity”). On October 11, 2012, the Board (i) amended the Royalty Plan to, among other things, change the name of the Royalty Plan to “Laredo Royalty Incentive Plan”, (ii) appointed a Compensation Committee of the non-employee board members (the “Compensation Committee”) to administer the Royalty Plan and make awards thereunder, (iii) authorized the filing of an Amendment to the Certificate of Formation of the Plan Entity to change its name to “Laredo Royalty Incentive Plan, LLC”, (iv) adopted and approved an Assignment Agreement pursuant to which the Incentive Royalty was assigned to the Plan Entity in accordance with the Royalty Plan. Also, on October 11, 2012, the Compensation Committee made awards of Restricted Common Units of the Plan Entity (the “Plan Units”) pursuant to Award Agreements to certain of its employees. These Plan Units vest over a period of three years from grant, but are subject to accelerated vesting upon the commencement of production under the initial UGD project as provided in the award agreement. Ten thousand (10,000) Plan Units are authorized for issuance under the Royalty Plan, of which 7,000 Plan Units were issued and outstanding as of May 31, 2018.

Outstanding equity awards as of May 31, 2018:

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

The compensation for each non-employee director is as follows: quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in three equal installments over three years, and all reasonable expenses associated with attendance at Board meetings. Five hundred thousand shares of the aforementioned restricted stock were granted in January 2012 to Mr. Beckham and were fully vested in January 2015. In August 2012, Mr. Price was granted 500,000 shares of restricted common stock vesting in three equal installments over three years and were fully vested in August 2015. On August 8, 2013, each non-employee director was awarded 50,000 restricted shares vesting in equal installments over three years. As of May 31, 2018, all 50,000 shares were vested for Messrs. Beckham and Price. Since they are executive officers, Messrs. See and Sparks receive no additional compensation for Board service.

On January 2, 2015, the Company granted options to purchase 1,100,000 common shares to Mr. Beckham with an exercise price of $0.38 per share, the fair market value on the date of grant. The options vest monthly over three years and expire on January 2, 2025. As of May 31, 2018, all 1,100,000 options had vested.

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

Name and Address of Beneficial Owner	Nature of Ownership(1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	23.5%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	9.9%

Mark See (3) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	31,096,676	57.0%

Bradley E. Sparks (4) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	4,324,857	7.7%

Donald Beckham (5) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	1,650,000	3.0%

Christopher E. Lindsey 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	800,000	1.4%

Michael H. Price 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	550,000	1.0%

All Directors and Officers as a Group (5) persons)	Direct	38,421,533	66.3%

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

(4)	Includes fully vested options to purchase 1,500,000 shares of common stock at $2.00 per share.

(5)	Includes vested options to purchase 1,100,000 shares of common stock at $0.38 per share.

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2018 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Item 12.	Security Ownership of Certain Beneficial Owners and Management - continued

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,754,000	0.89	8,620,000(2)

Equity compensation plans not approved by security holders (3)	5,374,501	0.70	N/A

Total	10,128,501	0.79	8,620,000

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

2) During fiscal year 2012, we issued 500,000 restricted shares to each of our two non-employee directors for a total of one million shares. During fiscal year 2013, we issued 500,000 restricted shares to our third non-employee director. In fiscal year 2014, we issued to our non-employee directors 150,000 restricted shares of which 50,000 restricted shares were later forfeited. In total, a net 1,600,000 restricted shares have been issued to our non-employee directors under the Plan. Since restricted shares were issued to directors, they are not available for issuance under the Plan and thus reduce the number of securities remaining available in this column. In addition, we granted options to purchase 6,010,000 shares of common stock to employees and contractors during fiscal year 2012, none in fiscal year 2013, 2,990,000 in fiscal year 2014, 1,700,000 in fiscal year 2015, 925,000 in fiscal year 2016, none in fiscal year 2017 and none in fiscal year 2018. Also, during fiscal year 2014, options to purchase 600,000 shares of common stock previously granted to Mr. See were forfeited and subsequently granted to key contractors in the form of options to purchase shares of common stock. In April 2017, the remaining 900,000 options to purchase common stock held by Mr. See expired and were returned to the unissued option pool. In addition to the See options forfeited, 5,345,000 options to purchase shares of common stock have been forfeited by terminated employees and returned to the option pool for future grants as per the Plan. Since Plan inception, 26,000 common shares have been issued pursuant to option exercises and are not available for issuance under the Plan. The aforementioned restricted stock and options were issued under the 2011 Equity Incentive Plan, as amended (the “Amended Plan”) which has 15,000,000 shares of common stock reserved for issuance for directors, employees and contractors.

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

Transactions with Management and Others

None

Director Independence.

Mr. Price is an “independent” director based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14.	Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $72,424 for the fiscal year ended May 31, 2018 and $73,610 for the fiscal year ended May 31, 2017.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under paragraph (1) above was $0.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2018 and 2017 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $7,100 and $5,750, respectively.

(4) All Other Fees

During the last two fiscal years ending May 31, 2018 and 2017, respectively there were $0 fees charged by the principal accountants other than those disclosed in (1) and (2) above.

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

10.20	Form of Restricted Common Unit Agreement for Laredo Royalty Incentive Plan, LLC., included as Exhibit 10.4 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

14.1	Code of Ethics for Employees and Directors, included as Exhibit 14.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the "Registrant")

Date: August 29, 2018	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 29, 2018	By:	/s/ MARK SEE
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 29, 2018	By:	/s/ BRADLEY E. SPARKS
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: August 29, 2018	By:	/s/ DONALD BECKHAM
Donald Beckham
Director

Date: August 29, 2018	By:	/s/ MICHAEL H. PRICE
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Laredo Oil, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and cash flows for each of the two years in the period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has a history of operating losses and is dependent upon one customer for its revenue. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

WEAVER AND TIDWELL, L.L.P.

We have served as Laredo Oil, Inc.'s auditor since 2011.

Austin, Texas
August 29, 2018

AN INDEPENDENT MEMBER OF BAKER TILLY INTERNATIONAL	WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVERLLP.COM	AUSTIN 1601 SO. MoPAC EXPRESSWAY, SUITE D250, AUSTIN, TX 78746 P: (512) 609 1900 F: (512) 609 1911

Laredo Oil, Inc.
Balance Sheets

	May 31,	May 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$106,311	$330,684
Receivable – related party	120,124	27,870
Prepaid expenses and other current assets	39,981	19,325
Total Current Assets	266,416	377,879

TOTAL ASSETS	$266,416	$377,879

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$9,360	$38,219
Accrued payroll liabilities	1,207,417	1,671,651
Accrued liabilities – related party	32,914	20,128
Accrued interest	190,272	159,339
Deferred management fee revenue	45,833	45,833
Notes payable	350,000	350,000
Total Current Liabilities	1,835,796	2,285,170

TOTAL LIABILITIES	1,835,796	2,285,170

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 and 54,514,765 issued and outstanding, respectively	5,451	5,451
Additional paid in capital	8,830,531	8,591,327
Accumulated deficit	(10,405,362)	(10,504,069)

Total Stockholders’ Deficit	(1,569,380)	(1,907,291)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$266,416	$377,879

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations

	Year Ended	Year Ended
	May 31, 2018	May 31, 2017

Management fee revenue	$9,362,459	$9,823,386

Direct costs	8,749,147	10,101,432

Gross profit (loss)	613,312	(278,046)

General, selling and administrative expenses	300,084	369,466
Consulting and professional services	195,225	286,568
Total Operating Expense	495,309	656,034

Operating income/(loss)	118,003	(934,080)

Non-operating income (expense)	12,034	-
Interest expense	(31,330)	(30,382)

Net income/(loss)	$98,707	$(964,462)

Net income/(loss) per share, basic and diluted	$0.00	$(0.02)

Weighted average number of basic and diluted common shares outstanding	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statement of Stockholders' Deficit
For the Years Ended May 31, 2018 and 2017

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance at May 31, 2016	54,514,765	$5,451	-	$-	$8,188,199	$(9,539,607)	$(1,345,957)

Vested restricted stock	-	-	-	-	1,389	-	1,389

Share based compensation	-	-	-	-	401,739	-	401,739

Net Loss	-	-	-	-	-	(964,462)	(964,462)

Balance at May 31, 2017	54,514,765	$5,451	-	-	$8,591,327	$(10,504,069)	$(1,907,291)

Share based compensation	-	-	-	-	239,204	-	239,204

Net Income	-	-	-	-	-	98,707	98,707

Balance at May 31, 2018	54,514,765	$5,451	-	$-	$8,830,531	$(10,405,362)	$(1,569,380)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2018	May 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$98,707	$(964,462)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Used in Operating Activities:
Stock issued for services	-	1,389
Share based compensation	239,204	401,739
(Increase)/decrease in receivable – related party	(92,254)	2,822
(Decrease)/Increase in accounts payable and accrued liabilities	(449,374)	498,983
Increase in prepaid expenses and other current assets	(20,656)	(3,724)

NET CASH USED IN OPERATING ACTIVITIES	(224,373)	(63,253)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net decrease in cash and cash equivalents	(224,373)	(63,253)

Cash and cash equivalents at beginning of period	330,684	393,937

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$106,311	$330,684

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the years ended May 31, 2018 and 2017 presented have been made.

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at May 31, 2018. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through May 31, 2018 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the years ended May 31, 2018 and 2017, all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have been excluded in the calculation of diluted earnings per share.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has a history of operating losses and is dependent on one customer for its revenue. The Company entered into the Agreements with SORC to fund operations and to provide working capital. However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2018 and 2017. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

RECEIVABLE – RELATED PARTY

Receivable – related party balances arise from employee expense reports and estimated monthly license fees incurred in accordance with the Company’s revenue recognition policy, but not paid at period end.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company financed directors’ and officers’ insurance and is amortizing the expense over the 12-month contract life.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2018.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of notes payable approximate their carrying value.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

As of May 31, 2018 and 2017, there are no remaining assets measured at fair value on a recurring basis.

EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. As of May 31, 2018 and 2017, the Company had a severance accrual of approximately $24,000 and $269,000 included in accrued payroll liabilities. During the year ended May 31, 2017, the Company recorded direct costs for termination benefit expense totaling approximately $291,000.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

RECLASSIFICATIONS

Certain amounts in the prior period presentation have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which would be the Company’s fiscal year ending May 31, 2019. Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 beginning June 1, 2018 using the full retrospective implementation. The adoption of this guidance is not expected to have a material effect on the Company’s financial position, result of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ", which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date the financial statements are issued and provide related disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods thereafter. The Company has adopted this new guidance for fiscal year 2018. The adoption of ASU 2014-15 did not have a material effect on the Company’s results of operations, cash flows or financial position.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-17 simplifies the current guidance in ASC 740, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted the new guidance for fiscal year 2018. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The updated guidance enhances the reporting model for financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, which would be the Company’s fiscal year ending May 31, 2019. The Company expects that this guidance will not have a material effect on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, which would be the Company’s fiscal year ending May 31, 2020. The Company does not expect the adoption of ASU 2016-09 to have a material effect on its business, its financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, that changes several aspects of accounting for share-based payment transactions. The amended guidance requires all excess tax benefits and tax deficiencies to be recognized in the income statement rather than additional paid-in capital. In addition, such excess tax benefits or tax deficiencies will no longer be classified on the Statement of Cash Flows as a financing activity, with prospective application required. Additionally, the guidance clarifies the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes on the Statement of Cash Flows as a financing activity, with retrospective application required. The new guidance also provides an accounting policy election to account for forfeitures as they occur, with a modified retrospective application required. This standard is effective for the Company beginning in the first quarter of fiscal year ending May 31, 2018. The adoption of this ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”, which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company’s fiscal year ending May 31, 2019. The Company does not expect the adoption of ASU 2016-15 to have a material effect on its business, its financial position, results of operations or cash flows.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In May 2017, FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting surrounding share-based payment arrangements as issued in ASU 2016-09 by providing guidance on the various types of changes which would trigger modification accounting for share-based payment awards. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, which would be the Company’s fiscal year ending May 31, 2019. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. While the Company does not expect the adoption of ASU 2017-09 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-09 may have on its financial position, results of operations or cash flows.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which would be the Company’s fiscal year ending May 31, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. While the Company does not expect the adoption of ASU 2017-11 to have a material effect on its business, the Company is still evaluating any potential impact that adoption of ASU 2017-11 may have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 4 – EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2018 and 2017, warrants to purchase 5,374,501 shares of common stock, and options to purchase 4,754,000 and 7,854,000 shares of common stock, respectively, were not included in the computation of diluted earnings/(loss) per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2018	2017
Numerator - net income/(loss) attributable to
common stockholders	$98,707	$(964,462)

Denominator - weighted average
number of common shares outstanding	54,514,765	54,514,765

Basic and diluted earnings/(loss)
per common share	$0.00	$(0.02)

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

NOTE 5 - RELATED PARTY TRANSACTIONS - continued

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the years ended May 31, 2018 and 2017 is generated from charges to SORC. The Company also recorded an approximate $120,000 and $28,000 receivable from SORC as of May 31, 2018 and 2017, respectively, for employee expense reports and estimated monthly license fees presented in receivable – related party on the balance sheet and $33,000 and $20,000 payable to SORC for payroll liabilities as of May 31, 2018 and 2017, respectively, covered by SORC pursuant to the management services agreements. All outstanding notes payable and related accrued interest at May 31, 2018 and 2017, respectively, are held by Alleghany. See Note 7.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

Effective November 6, 2011, the holders of a majority of the shares of common stock approved the Plan to reserve 10,000,000 shares of common stock for issuance to eligible recipients. Effective December 2014, an additional 5,000,000 shares of common stock were reserved for issuance to eligible recipients under the Plan. Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities. The Company’s board of directors has the discretion to set the amount and vesting period of award grants. As of May 31, 2018, 8,620,000 shares remain available for issuance under the Plan.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The following table summarizes share-based compensation:

	Year Ended
	May 31, 2018	May 31, 2017
Share-based compensation:
General, selling and administrative expenses	$239,204	$312,521
Consulting and professional services	-	90,607
	$239,204	$403,128
Share-based compensation by type of award:
Stock options	239,204	401,739
Restricted stock	-	1,389
	$239,204	$403,128

Stock Options

For the years ended May 31, 2018 and May 31, 2017, respectively, $239,204 (for 618,061 vested shares) and $401,739 (for 1,128,475 vested shares) was recognized as expense related to the stock options. As of May 31, 2018, $14,062 of expense was not recognized for 35,415 unvested shares with a weighted average vesting period of 0.25 years. As of May 31, 2017, $264,845 of expense was not recognized for 653,476 unvested shares with a weighted average vesting period of 0.8 years.

NOTE 6 - STOCKHOLDERS' DEFICIT - continued

The following table summarizes information about options granted during the years ended May 31, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price

Balance, May 31, 2016	10,509,000	$0.68
Options granted and assumed	-	-
Options expired	(900,000)	(2.00)
Options cancelled, forfeited	(1,755,000)	(0.25)
Options exercised	-	-

Balance, May 31, 2017	7,854,000	$0.63
Options granted and assumed	-	-
Options expired	-	-
Options cancelled, forfeited	(3,100,000)	(0.24)
Options exercised	-	-

Balance, May 31, 2018	4,754,000	$0.89

All stock options are exercisable upon vesting.

As of May 31, 2018 and 2017, 4,754,000 and 7,854,000 options are outstanding at a weighted average exercise price of $0.89 and $0.63, respectively.

Restricted Stock

During fiscal years ending May 31, 2018 and 2017, no restricted stock has been granted. The Company granted 1.6 million shares of restricted stock during fiscal year 2014. As of May 31, 2018, all of the granted shares have vested. The Company recognized $0 and $1,389 in expense for the years ended May 31, 2018 and 2017, respectively.

Warrants

As of May 31, 2018, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021.

No warrants have been granted, exercised or cancelled during the years ended May 31, 2018 and 2017.
All warrants are exercisable as of May 31, 2018.

NOTE 7 – NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of May 31, 2018 and 2017, accrued interest totaling $190,272 and $159,339, respectively, is recorded in current liabilities. The interest is payable in either cash or in kind. The notes have been amended and restated and now have a maturity date of December 31, 2018 and are classified as short-term notes payable as of May 31, 2018. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2018 and 2017. The Company’s tax returns for the fiscal years ended May 31 of 2011 to 2017 remain subject to examination by the tax authorities.

The components of the Company's deferred tax asset as of May 31, 2018 and 2017 are as follows:

	2018	2017
Net operating loss	$318,890	$458,557
Other	524,616	968,581
Valuation allowance	(843,506)	(1,427,138)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2018	2017
Tax at statutory rate (21% and 34%, respectively)	$(20,728)	$327,917
Effect of non-deductible permanent differences	(21,460)	(59,647)
Effect of change in statutory tax rate	(522,170)	-
Other	(19,274)	50,983
Increase/(decrease) in valuation allowance	583,632	(319,253)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2028 and 2037. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 9 – OFFICE LEASES

No office leases currently extend beyond one year. Rent expense amounted to $0 and $1,539 for the years ending May 31, 2018 and 2017, respectively.