Form 10-Q
period 2018-08-31
Laredo Oil, Inc.
filed 2018-10-15
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2018

Commission File Number 333-153168

Laredo Oil, Inc.

(Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of incorporation or organization)

110 N. Rubey Dr., Suite 120
Golden, Colorado 80403

(Address of principal executive offices) (Zip code)

(720) 295-1214

(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). Yes☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

54,514,765 shares of common stock issued and outstanding as of October 15, 2018.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company"), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2018. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K, which was filed with the SEC on August 29, 2018. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of August 31, 2018 and the results of its operations and cash flows for the three-month period then ended, have been included. The results of operations for the three-month period ended August 31, 2018 are not necessarily indicative of the results for the full year ending May 31, 2019.

Laredo Oil, Inc.
Balance Sheets

	August 31,	May 31,
	2018 (unaudited)	2018

ASSETS
Current Assets
Cash and cash equivalents	$303,606	$106,311
Receivable – related party	108,922	120,124
Prepaid expenses and other current assets	25,803	39,981
Total Current Assets	438,331	266,416

TOTAL ASSETS	$438,331	$266,416

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$62,488	$9,360
Accrued payroll liabilities	1,363,679	1,207,417
Accrued liabilities – related party	-	32,914
Accrued interest	198,408	190,272
Deferred management fee revenue	45,833	45,833
Notes payable	350,000	350,000
Total Current Liabilities	2,020,408	1,835,796

TOTAL LIABILITIES	2,020,408	1,835,796

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding	5,451	5,451
Additional paid in capital	8,844,592	8,830,531
Accumulated deficit	(10,432,120)	(10,405,362)

Total Stockholders’ Deficit	(1,582,077)	(1,569,380)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$438,331	$266,416

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2018	August 31, 2017

Management fee revenue	$2,061,297	$2,465,281

Direct costs	1,962,670	2,222,566

Gross profit	98,627	242,715

General, selling and administrative expenses	28,960	87,824
Consulting and professional services	87,504	36,500
Total Operating expenses	116,464	124,324

Operating (loss)/income	(17,837)	118,391

Non-operating income (expense)
Interest expense	(8,921)	(7,935)

Net (loss)/income	$(26,758)	$110,456

Net (loss)/income per share, basic and diluted	$(0.00)	$0.00

Weighted average number of basic and common shares outstanding	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2018	August 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)/income	$(26,758)	$110,456
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by (used in) Operating Activities
Share based compensation	14,061	72,858
Decrease in receivable – related party	11,202	9,606
Decrease in prepaid expenses and other current assets	14,178	10,724
Increase/(decrease) in accounts payable and accrued liabilities	184,612	(173,276)
NET CASH PROVIDED BY OPERATING ACTIVITIES	197,295	30,368

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net increase in cash and cash equivalents	197,295	30,368

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	106,311	330,684

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$303,606	$361,052

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at August 31, 2018. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through August 31, 2018 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid (in excess of $150 million as of June 30, 2018), preferred shares redeemed ($288.6 million as of June 30, 2018), and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested in SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. As the Company realized a net loss for the three month period ended August 31, 2018, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. For the three month period ended August 31, 2017, all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have been excluded in the calculation of diluted earnings per share. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception and is dependent upon one customer for its revenue. The Company entered into the Agreements with SORC to fund operations and to provide working capital. However, there is no assurance that in the future such financing will be available to meet the Company’s needs.

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

NOTE 3 - RECENT AND ADOPTED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company has adopted ASU 2014-09 beginning June 1, 2018 using the full retrospective implementation. The adoption of this guidance has no material effect on the Company’s financial position, result of operations or cash flows.

As a result of this adoption, the following revenue recognition policies have been adopted for each revenue stream.

Monthly Management Fee

We generate monthly management revenues from fees for labor and benefit costs. We recognize revenue for these services in the month the labor and benefits are received by the customer.

Quarterly Management Fee

We generate management fee revenue each quarter. We recognize revenue over the applicable quarter on a straight-line basis. The management fee is billed quarterly in advance. As a result, we record deferred revenue for services that have not been provided.

In addition to the above, the Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, accounts payable, accrued liabilities and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2018.

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term notes payable approximates the carrying value.

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

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

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

SORC and Alleghany Capital are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three months ended August 31, 2018 and 2017 is generated from charges to SORC. All outstanding notes payable at August 31, 2018 and 2017 are held by Alleghany Capital. See Note 7.

NOTE 6 - STOCKHOLDERS' DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The Company recognized shared based compensation expense related to stock option awards totaling $14,061 and $72,858 and recorded in general, selling and administrative expenses for the three months ended August 31, 2018 and 2017, respectively.

Stock Options

No option grants were made during the first quarter of fiscal years 2019 and 2018.

Restricted Stock

No restricted stock was granted during the first quarter of fiscal years 2019 or 2018.

Warrants

No warrants were issued during the first quarter of fiscal years 2019 or 2018. As of August 31, 2018, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021 and are currently exercisable.

NOTE 7 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of August 31, 2018, accrued interest totaling $198,408 is recorded in accrued interest. The interest is payable in either cash or in kind. The notes have been amended and restated and now have a maturity date of December 31, 2018 and are classified as current notes payable. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

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

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany. See “Item 1. Business” for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of August 31, 2018, no royalties have been accrued or paid.

From SORC’s formation in 2011 through June 30, 2018, Alleghany Capital has invested $288.6 million into SORC. This investment has been channeled primarily into three major projects discussed in the following paragraphs.

The first project was located in Kansas. SORC funds have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop an Underground Gravity Drainage (“UGD”) facility. SORC completed construction of its underground facility in 2014 and commenced its drilling program in 2015. After a thorough evaluation of the project, SORC sold substantially all of the project assets to third parties as of December 29, 2017 and no longer has oil and gas properties in Kansas.

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

Using the knowledge gained from the Kansas project, the Company continues to assist SORC in its search for additional oil fields possessing characteristics conducive to employment of the UGD enhanced recovery method and which are producing oil using conventional production methods.

When SORC acquires mineral rights, it generally will continue to operate any producing properties associated with those rights and expects to generate revenue and profit from doing so. Some mineral rights acquired thus far include leases which have producing wells on them. Once developmentof the underground chamber and the UGD method is prepared for operation, selected conventional wells are expected to be plugged and abandoned after UGD production has begun. The effect of such operational procedures should result in minimal disruption of oil production from the SORC field investments.

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets. It is expected that SORC will be funded primarily by Alleghany Capital in exchange for issuance by SORC to Alleghany Capital of 12% Cumulative Preferred Stock. In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany Capital. As of August 31, 2018, SORC had no borrowings under the facility which is limited to the value of properties included in the borrowing base as determined by the lending institution. As of June 30, 2018, SORC had received $288.6 million in net funding from Alleghany Capital. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $150 million as of June 30, 2018) must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo. With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

Our cash and cash equivalents at August 31, 2018 was $303,606. Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short-term.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $2,061,297 and $1,962,670 for the quarter ended August 31, 2018 and $2,465,281 and $2,222,566 for the same quarter ended August 31, 2017. The decrease in revenues and direct costs is primarily attributable to a decrease in number of employees in the quarter ended August 31, 2018 as compared to the same quarter of last year.

During the quarters ended August 31, 2018 and 2017, respectively, we incurred operating expenses of $116,464 and $124,324. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The decrease in expenses for the quarter ended August 31, 2018 as compared to the same period in 2017 is primarily attributable to the decreased stock option compensation.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. As of August 31, 2018, and 2017, there are no significant estimates with regard to the financial statements included with this report.

As of June 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” as modified (ASC 606), using the full retrospective method. The adoption of this guidance has no material effect on the Company’s financial position, results of operations or cash flows. (See Note 3)

OFF-BALANCE SHEET ARRANGEMENTS

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

LAREDO OIL, INC.

(Registrant)

Date: October 15, 2018	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 15, 2018	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director