Form 10-Q
period 2019-11-30
Laredo Oil, Inc.
filed 2020-01-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

Commission File Number 333-153168

Laredo Oil, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

110 N. Rubey Dr., Suite 120
Golden, Colorado 80403
(Address of principal executive offices) (Zip code)

(720) 295-1214
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

54,514,765 shares of common stock issued and outstanding as of January 14, 2020.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed financial statements have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2019. These condensed financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on August 29, 2019. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of November 30, 2019, and the results of its operations for the three and six-month periods then ended and cash flows for the six-month periods then ended, have been included. The results of operations for the three and six-month periods ended November 30, 2019 are not necessarily indicative of the results for the full year ending May 31, 2020.

Laredo Oil, Inc.
Balance Sheets

	November 30,	May 31,
	2019 (unaudited)	2019

ASSETS
Current Assets
Cash and cash equivalents	$383,672	$289,559
Receivable – related party	17,147	27,990
Prepaid expenses and other current assets	13,926	39,551
Total Current Assets	414,745	357,100

TOTAL ASSETS	$414,745	$357,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$27,176	$11,690
Accrued payroll liabilities	1,507,465	1,427,940
Accrued interest	240,275	223,083
Deferred management fee revenue	45,833	45,833
Notes payable	-	350,000
Total Current Liabilities	1,820,749	2,058,546

Long-term notes payable	350,000	-

TOTAL LIABILITIES	2,170,749	2,058,546

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding	5,451	5,451
Additional paid in capital	8,844,592	8,844,592
Accumulated deficit	(10,606,047)	(10,551,489)

Total Stockholders’ Deficit	(1,756,004)	(1,701,446)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$414,745	$357,100

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Management fee revenue – related party	$2,036,723	$2,076,928	$4,121,905	$4,138,225

Direct costs	1,951,148	1,956,444	4,020,465	3,919,114

Gross profit	85,575	120,484	101,440	219,111

General, selling and administrative expenses	17,136	13,845	38,954	42,805
Consulting and professional services	29,186	43,460	99,851	130,964
Total Operating Expense	46,322	57,305	138,805	173,769

Operating income/(loss)	39,253	63,179	(37,365)	45,342

Other income/(expense)
Interest expense	(8,563)	(8,072)	(17,193)	(16,993)

Net income/(loss)	$30,690	$55,107	$(54,558)	$28,349

Net income/(loss) per share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	54,514,765	54,514,765	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

For the six months ended November 30, 2019

Balance as of May 31, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,551,489)	$(1,701,446)

Net Loss	-	-	-	-	-	(54,558)	(54,558)

Balance as of November 30, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,606,047)	$(1,756,004)

For the three months ended November 30, 2019

Balance as of August 31, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,636,737)	$(1,786,694)

Net Income	-	-	-	-	-	30,690	30,690

Balance as of November 30, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,606,047)	$(1,756,004)

For the six months ended November 30, 2018

Balance as of May 31, 2018	54,514,765	$5,451	-	-	$8,830,531	$(10,405,362)	$(1,569,380)

Share based compensation	-	-	-	-	14,061	-	14,061

Net Income	-	-	-	-	-	28,349	28,349

Balance as of November 30, 2018	54,514,765	$5,451	-	-	$8,844,592	$(10,377,013)	$(1,526,970)

For the three months ended November 30, 2018

Balance as of August 31, 2018	54,514,765	$5,451	-	-	$8,844,592	$(10,432,120)	$(1,582,077)

Net Income	-	-	-	-	-	55,107	55,107

Balance as of November 30, 2018	54,514,765	$5,451	-	-	$8,844,592	$(10,377,013)	$(1,526,970)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended November 30, 2019	Six Months Ended November 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(54,558)	$28,349
Adjustments to Reconcile Net Income/(Loss) to Net Cash provided by /(used in) Operating Activities
Share based compensation	-	14,061
Decrease/(increase) in receivable—related party	10,843	100,346
Decrease/(increase) in prepaid expenses and other current assets	25,625	26,430
(Decrease)/increase in accounts payable and accrued liabilities	112,203	159,921
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,113	329,107

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents	94,113	329,107

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289,559	106,311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$383,672	$435,418

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at November 30, 2019. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through November 30, 2019 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid (approximately $218 million as of September 30, 2019), preferred shares redeemed ($274.1 million as of September 30, 2019), and debt retired to comply with any loan agreements ($0 as of September 30, 2019). Additionally, when SORC acquires additional oil fields, any Alleghany Capital funds invested in SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the three-month period ended November 30, 2019 and the three and six-month periods ended November 30, 2018, all options and warrants potentially convertible into common equivalent shares are considered antidilutive due to the exercise prices of the instruments and have been excluded in the calculation of diluted earnings per share. As the Company realized a net loss for the six-month period ended November 30, 2019, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - GOING CONCERN - continued

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) providing services and expertise under the Agreements to expand operations; and (b) controlling overhead and expenses. In that regard, the Company has worked to attract and retain key personnel with significant experience in the industry to enhance the quality and breadth of the services it provides. At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of the Company’s headcount at a time of expanding demand for its services under the MSA. Further, the Company works closely with SORC to obtain its approval in advance of committing to material costs and expenditures in order to keep the Company’s expenses in line with the management fee revenue. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - REVENUE RECOGNITION

Monthly Management Fee

The Company generates monthly management revenues from fees for labor and benefit costs. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. Monthly management fee revenues of $1,899,223 and $3,846,905 were recognized for the three months and six months ended November 30, 2019, respectively.

Quarterly Management Fee

The Company generates management fee revenue each quarter. The Company recognizes revenue over the applicable quarter on a straight-line basis. The management fee is billed quarterly in advance. As a result, we have recorded deferred revenue for services that have not been provided of $45,833 as of November 30, 2019. Quarterly management fees recognized for the three and six months ended November 30, 2019 were $137,500 and $275,000, respectively.

NOTE 4 - RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, accounts payable, accrued liabilities and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2019.

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

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and six months ended November 30, 2019 and 2018 is generated from charges to SORC. All outstanding notes payable at November 30, 2019 and May 31, 2019 are held by Alleghany Capital Corporation (“Alleghany Capital”), a wholly owned subsidiary of Alleghany. See Note 8.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The Company recognized shared based compensation expense related to stock option awards totaling $14,061 and recorded in general, selling and administrative expenses for the six months ended November 30, 2018. Share based compensation expense is fully recorded with respect to stock option awards outstanding. Accordingly, no further share based compensation expense was recorded for periods subsequent to November 30, 2018.

Stock Options

No option grants were made during the first and second quarters of fiscal years 2020 and 2019.

Restricted Stock

No restricted stock was granted during the first and second quarters of fiscal years 2020 or 2019.

Warrants

No warrants were issued during the first and second quarters of fiscal years 2020 or 2019. As of November 30, 2019, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021 and are currently exercisable.

NOTE 8 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of November 30, 2019, accrued interest totaling $240,275 is recorded in accrued interest. The interest is payable in either cash or in kind. The notes have been amended and restated and now have a maturity date of December 31, 2020 and are classified as long-term notes payable. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements.

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany. See “Item 1. Business” in the Form 10-K for the year ended May 31, 2019 for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of November 30, 2019, no royalties have been accrued or paid.

From SORC’s formation in 2011 through September 30, 2019, Alleghany’s net investment into SORC has been $274.1 million. This investment has been channeled primarily into three major projects discussed in the following paragraphs.

The first project was located in Kansas. SORC funds have been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop an Underground Gravity Drainage (“UGD”) facility. SORC completed construction of its underground facility in 2014 and commenced its drilling program in 2015. After a thorough evaluation of the project, SORC sold substantially all its assets to third parties as of December 29, 2017 and no longer has oil and gas properties in Kansas

The second project is located in Louisiana. SORC has acquired oil and gas leases on approximately 9,244 acres in a targeted oil reservoir. The oil field there is operational and currently producing crude oil using conventional production methods. The Company believes that mineral rights underlying sufficient acreage are already in place to develop another UGD project there. The Company, on behalf of SORC, is currently operating those leases acquired using conventional recovery methods. In addition, the Company is implementing and evaluating a modified UGD site within the field.

The third project is located in Wyoming. On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy’s Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million. The purchase culminated a competitive bidding process that closed on October 16, 2014. Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC. The remaining surface acreage transferred in June 2015, bringing the total acres purchased to 9,318. The oil field there is operational and currently producing crude oil using conventional production methods. The Company is also implementing and evaluating a modified UGD site within the field.

In the Form 10-K for the period ended December 31, 2018, Alleghany reported that SORC realized a $35.4 million capital loss due to an impairment charge from the write-down of certain assets arising from a decline in energy prices. The reported SORC stockholders’ equity then was $88.0 million. As of September 30, 2019, Alleghany reported the SORC stockholders’ equity to be $87.8 million.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets. It is expected that SORC will be funded primarily by Alleghany in exchange for issuance by SORC to Alleghany of 12% Cumulative Preferred Stock. In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany. As of September 30, 2019, SORC had no borrowings under the facility which is limited to the value of properties included in the borrowing base as determined by the lending institution. As of September 30, 2019, SORC had received $274.1 million in net funding from Alleghany. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (approximately $218 million as of September 30, 2019) must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo. With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

The Company’s cash and cash equivalents at November 30, 2019 was $383,672. Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as long-term.

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $2,036,723 and $1,951,148 for the quarter ended November 30, 2019 and $2,076,928 and $1,956,444 for the same quarter ended November 30, 2018. Similarly, the Company received and recorded management fee revenue and direct costs totaling $4,121,905 and $4,020,465 for the six months ended November 30, 2019 and $4,138,225 and $3,919,114 for the six months ended November 30, 2018. The decrease in revenues and direct costs is primarily attributable to staffing changes in the three and six months ended November 30, 2019 as compared to the same three and six months of the prior fiscal year.

During the quarters ended November 30, 2019 and 2018, respectively, we incurred operating expenses of $46,322 and $57,305. The Company incurred operating expenses of $138,805 and $173,769 during the six months ended November 30, 2019 and 2018, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The decrease in expenses for the three and six months ended November 30, 2019 as compared to the same periods in 2018 is primarily attributable to the decreased share based compensation expense and professional fees.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ deficit at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. As of November 30, 2019 and 2018, there are no significant estimates with regard to the financial statements included with this report.

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

LAREDO OIL, INC.
(Registrant)

Date: January 14, 2020	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 14, 2020	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director