Form 10-Q
period 2020-02-29
Laredo Oil, Inc.
filed 2020-04-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

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

54,514,765 shares of common stock issued and outstanding as of April 14, 2020.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed financial statements have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2019. These condensed financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on August 29, 2019. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of February 29, 2020, and the results of its operations for the three and nine-month periods then ended and cash flows for the nine-month periods then ended, have been included. The results of operations for the three and nine-month periods ended February 29, 2020 are not necessarily indicative of the results for the full year ending May 31, 2020.

Laredo Oil, Inc.
Balance Sheets

	February 29,	May 31,
	2020 (unaudited)	2019

ASSETS
Current Assets
Cash and cash equivalents	$357,185	$289,559
Receivable – related party	307,426	27,990
Prepaid expenses and other current assets	55,391	39,551
Total Current Assets	720,002	357,100

TOTAL ASSETS	$720,002	$357,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$19,204	$11,690
Accrued payroll liabilities	1,828,454	1,427,940
Accrued interest	249,068	223,083
Deferred management fee revenue	45,833	45,833
Notes payable	350,000	350,000
Total Current Liabilities	2,492,559	2,058,546

TOTAL LIABILITIES	2,492,559	2,058,546

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding	5,451	5,451
Additional paid in capital	8,844,592	8,844,592
Accumulated deficit	(10,622,600)	(10,551,489)

Total Stockholders’ Deficit	(1,772,557)	(1,701,446)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$720,002	$357,100

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Management fee revenue – related party	$2,185,716	$2,355,716	$6,307,621	$6,493,941

Direct costs	2,111,583	2,238,769	6,132,048	6,157,883

Gross profit	74,133	116,947	175,573	336,058

General, selling and administrative expenses	20,229	19,381	59,183	62,186
Consulting and professional services	61,665	54,009	161,516	184,973
Total Operating Expense	81,894	73,390	220,699	247,159

Operating income/(loss)	(7,761)	43,557	(45,126)	88,899

Other income/(expense)
Interest expense	(8,792)	(8,198)	(25,985)	(25,191)

Net income/(loss)	$(16,553)	$35,359	$(71,111)	$63,708

Net income/(loss) per share, basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	54,514,765	54,514,765	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Changes in Stockholders’ Deficit
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance as of June 1, 2018	54,514,765	$5,451	-	-	$8,830,531	$(10,405,362)	$(1,569,380)

Share based compensation	-	-	-	-	14,061	-	14,061

Net Loss	-	-	-	-	-	(26,758)	(26,758)

Balance as of August 31, 2018	54,514,765	$5,451	-	-	$8,844,592	$(10,432,120)	$(1,582,077)

Net Income	-	-	-	-	-	55,107	55,107

Balance as of November 30, 2018	54,514,765	$5,451	-	-	$8,844,592	$(10,377,013)	$(1,526,970)

Net Income	-	-	-	-	-	35,359	35,359

Balance as of February 28, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,341,654)	$(1,491,611)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance as of June 1, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,551,489)	$(1,701,446)

Net Loss	-	-	-	-	-	(85,248)	(85,248)

Balance as of August 31, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,636,737)	$(1,786,694)

Net Income	-	-	-	-	-	30,690	30,690

Balance as of November 30, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,606,047)	$(1,756,004)

Net Loss	-	-	-	-	-	(16,553)	(16,553)

Balance as of February 29, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,622,600)	$(1,772,557)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Nine months Ended February 29, 2020	Nine months Ended February 28, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(71,111)	$63,708
Adjustments to Reconcile Net Income/(Loss) to Net Cash provided by/(used in) Operating Activities
Share based compensation	-	14,061
Increase in receivable—related party	(279,436)	(33,532)
Increase in prepaid expenses and other current assets	(15,840)	(8,832)
Increase in accounts payable and accrued liabilities	434,013	208,459
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,626	243,864

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents	67,626	243,864

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	289,559	106,311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$357,185	$350,175

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at February 29, 2020. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through February 29, 2020 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

It is expected that SORC will continue to be funded primarily by Alleghany in exchange for issuance by SORC to Alleghany of 12% Cumulative Preferred Stock. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid (in excess of $232 million as of December 31, 2019), preferred shares redeemed ($275.9 million as of December 31, 2019), and debt retired to comply with any loan agreements ($0 as of December 31, 2019). Additionally, when SORC acquires additional oil fields, any Alleghany funds invested in SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. As the Company realized a net loss for the three and nine-month periods ended February 29, 2020, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. For the three and nine-month periods ended February 28, 2019, all options and warrants potentially convertible into common equivalent shares are considered antidilutive due to the exercise prices of the instruments and have been excluded in the calculation of diluted earnings per share. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

NOTE 3 - REVENUE RECOGNITION

Monthly Management Fee

The Company generates monthly management revenues from fees for labor and benefit costs. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. Monthly management fee revenues of $2,048,216 and $5,895,121 were recognized for the three and nine months ended February 29, 2020, respectively. Similarly, monthly management fee revenues of $2,218,216 and 6,081,441 were recognized for the three and nine months ended February 28, 2019.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - REVENUE RECOGNITION - continued

Quarterly Management Fee

The Company generates management fee revenue each quarter. The Company recognizes revenue over the applicable quarter on a straight-line basis. The management fee is billed quarterly in advance. As a result, we have recorded deferred revenue for services that have not been provided of $45,833 as of February 29, 2020 and February 28, 2019. Quarterly management fees recognized for the three and nine months ended in both February 29, 2020 and February 28, 2019 were $137,500 and $412,500, respectively.

NOTE 4 - RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, accounts payable, accrued liabilities and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 29, 2020.

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

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - RELATED PARTY TRANSACTIONS - continued

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and nine months ended February 29, 2020 and February 28, 2019 is generated from charges to SORC. All outstanding notes payable at February 29, 2020 and May 31, 2019 are held by Alleghany Capital Corporation (“Alleghany Capital”), a wholly owned subsidiary of Alleghany. See Note 8.

NOTE 7 - STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The Company recognized shared based compensation expense related to stock option awards totaling $14,061 and recorded in general, selling and administrative expenses for the nine months ended February 28, 2019. Share based compensation expense is fully recorded with respect to stock option awards outstanding. Accordingly, no further share based compensation expense was recorded for periods subsequent to February 28, 2019.

Stock Options

No option grants were made during the first three quarters of fiscal years 2020 and 2019.

Restricted Stock

No restricted stock was granted during the first three quarters of fiscal years 2020 or 2019.

Warrants

No warrants were issued during the first three quarters of fiscal years 2020 or 2019. As of February 29, 2020, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021 and are currently exercisable.

NOTE 8 - NOTES PAYABLE

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of February 29, 2020, accrued interest totaling $249,068 is recorded in accrued interest. The interest is payable in either cash or in kind. The notes have been amended and restated and now have a maturity date of December 31, 2020 and are classified as short-term notes payable. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

In March 2020, the COVID-19 outbreak was declared a National Public Health Emergency which continues to spread throughout the world and has adversely impacted global activity and contributed to significant declines and volatility in financial markets. The outbreak could have a continued material adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate material adverse impact of the coronavirus outbreak. Nevertheless, the outbreak presents uncertainty and risk with respect to the Company and its performance and financial results.

In March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries and Russia to reach an agreement on oil production volumes resulted in what is widely referred to in the media as a “price war.” The price war and the declaration of the pandemic have resulted in a sharp fall in global oil prices.

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

Impact of COVID-19 to our Business

The impacts of the global emergence of novel coronavirus 2019 (“COVID-19”) on our business are currently unknown. In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak in China to adopt social distancing policies at our locations, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities.

We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. We have observed declining demand and price reductions in the oil and gas sector as business and consumer activity decelerates across the globe. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments.

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2020.

Company Description and Operations

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, an indirect, wholly owned subsidiary of Alleghany. See “Item 1. Business” in the Form 10-K for the year ended May 31, 2019 for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of February 29, 2020, no royalties have been accrued or paid.

From SORC’s formation in 2011 through December 31, 2019, Alleghany’s net investment into SORC has been $275.9 million. This investment has been channeled primarily into three major projects discussed in the following paragraphs.

The first project was located in Kansas. SORC funds were used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop an Underground Gravity Drainage (“UGD”) facility. SORC completed construction of its underground facility in 2014 and commenced its drilling program in 2015. After a thorough evaluation of the project, SORC sold substantially all its assets to third parties as of December 29, 2017 and no longer has oil and gas properties in Kansas.

The second project is located in Louisiana. SORC has acquired oil and gas leases on approximately 9,244 acres in a targeted oil reservoir. The oil field there is operational and currently producing crude oil using conventional and UGD production methods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The third project is located in Wyoming. On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy’s Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million. The purchase culminated a competitive bidding process that closed on October 16, 2014. Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC. The remaining surface acreage transferred in June 2015, bringing the total acres purchased to 9,318. The oil field there is operational and currently producing crude oil using conventional and UGD production methods.

In the Form 10-K for the period ended December 31, 2018, Alleghany reported that SORC realized a $35.4 million capital loss due to an impairment charge from the write-down of certain assets arising from a decline in energy prices. The reported SORC stockholders’ equity then was $88.0 million. As of December 31, 2019, Alleghany reported the SORC stockholders’ equity to be $86.7 million.

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

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC will provide all required funding and will own the acquired assets. It is expected that SORC will be funded primarily by Alleghany in exchange for issuance by SORC to Alleghany of 12% Cumulative Preferred Stock. In April 2014, one of the SORC subsidiaries obtained a $250 million non-recourse secured bank credit facility to provide it with a lower cost source of funding as compared to the cost of funds received from Alleghany. As of December 31, 2019, SORC had no borrowings under the facility which is limited to the value of properties included in the borrowing base as determined by the lending institution. As of December 31, 2019, SORC had received $275.9 million in net funding from Alleghany. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $232 million as of December 31, 2019) must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements. Additionally, should SORC acquire additional oil fields, any Alleghany funds invested into SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo. With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement. During the calendar year 2019, Alleghany contributed $8.3 million to SORC for purposes of ongoing operations.

The Company’s cash and cash equivalents at February 29, 2020 was $357,185. Total debt outstanding as of the filing date of this report is $350,000 owed to Alleghany Capital, which is classified as short-term.

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $2,185,716 and $2,111,583 for the quarter ended February 29, 2020 and $2,355,716 and $2,238,769 for the same quarter ended February 28, 2019. Similarly, the Company received and recorded management fee revenue and direct costs totaling $6,307,621 and $6,132,048 for the nine months ended February 29, 2020 and $6,493,941 and $6,157,883 for the nine months ended February 28, 2019. The decrease in revenues and direct costs is primarily attributable to staffing changes in the three and nine months ended February 29, 2020 as compared to the same three and nine months of the prior fiscal year.

During the quarters ended February 29, 2020 and February 28, 2019, respectively, we incurred operating expenses of $81,894 and $73,390. The Company incurred operating expenses of $220,699 and $247,159 during the nine months ended February 29, 2020 and February 28, 2019, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The increase in expenses for the three-months ended February 29, 2020 as compared to the same period in 2019 is primarily attributed to an increase in insurance expense and professional fees. The decrease in expenses for the nine months ended February 29, 2020 as compared to the same period in 2019 is primarily attributable to the decreased share based compensation expense and professional fees.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ deficit at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. As of February 29, 2020 and February 28, 2019, there are no significant estimates with regard to the financial statements included with this report.

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

The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended February 29, 2020.

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

LAREDO OIL, INC.
(Registrant)

Date: April 14, 2020	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 14, 2020	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director