Form 10-K
period 2020-05-31
Laredo Oil, Inc.
filed 2020-08-31
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

The aggregate market value of the registrant’s outstanding shares of voting common stock held by non-affiliates based on the closing price of these shares on November 29, 2019 of $0.0285 per share as reported on the OTC Bulletin Board, was $0.56 million. That date was the last business day of the most recently completed second fiscal quarter when shares were traded. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2020 the registrant had 54,514,765 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2020 ON FORM 10-K

PART I

Item 1. Business

Summary

Laredo Oil, Inc. (“the Company”) is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery (“EOR”) methods for its sole customer, Stranded Oil Resources Corporation (“SORC”), a direct, wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

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

The Company and Mark See provide to SORC both management services and expertise pursuant to the SORC License Agreement, MS-Company License Agreement and the MSA. As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “Royalty”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (the “Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors (the “Board”). On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%.

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

SORC is funded solely by Alleghany in exchange for issuance by SORC of 12% Cumulative Preferred Stock. As of June 30, 2020, SORC has received approximately $275.9 million in net funding from Alleghany. Prior to the Company receiving any cash distributions from SORC, all accrued dividends (in excess of $260 million as of June 30, 2020) must be paid and preferred shares redeemed.

Under the MS-Company License Agreement, Mark See granted the Company an exclusive license to use certain know how and expertise. The Stockholders Agreement, which shall not be effective unless and until the Royalty is converted into SORC common stock pursuant to the Agreements, provides, among other things, that the Company shall have certain registration rights with respect to the SORC common stock it acquires.

Item 1. Business - continued

The Agreements require the Company to maintain confidentiality of SORC confidential information, except to the extent such confidential information is required to be disclosed under applicable law, but such disclosure is expressly limited to the sole purpose of complying with such law and such disclosure is permitted only to the extent required by such law.

The original UGD method uses conventional mining processes to establish a drilling chamber underneath an existing oil field from where closely spaced wellbores are intended to be drilled up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores. As experience is gained through practical application of the processes involved in oil recovery, variants of the UGD concept are continually developed and evaluated. The UGD method is applicable to mature oil fields that have very specific geological characteristics. The Company has done extensive research and has identified oil fields within the United States that it believes are qualified for UGD recovery methods. The Company continues to manage and support SORC’s efforts to recover stranded oil from previously acquired fields. In its recently filed quarterly filing for the period ended June 30, 2020, Alleghany disclosed that SORC’s oil field assets are held for sale and, consequently, were written down to estimated fair value which reflects a significant decline in oil prices, less costs to sell.

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

Subsequent Event

On June 30, 2020, subsequent to the period covered by this report, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). Cat Creek entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Carrell Oil Company (“Seller”) on July 1, 2020 for the purchase of the Cat Creek Properties from Seller. Upon closing under the Purchase Agreement, Seller will receive consideration of $400,000, subject to certain adjustments resulting from pre- and post-effective date revenue, expense and tax allocations. Closing under the Purchase Agreement is contingent upon Seller obtaining the requisite legal authority to sell the assets to Cat Creek and has not occurred to date. In accordance with the LLC Agreement, the Company invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by a Board of Directors consisting of four directors, two of which shall be designated by the Company.

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

Dependence on One or a Few Major Customers

The Company is dependent upon maintaining the Agreements with SORC and Alleghany for its funding and for access to SORC’s net profits as defined in the Agreements. There is no assurance that such funding will continue nor that such net profits will be achieved.

Pandemic; Oil and Gas Price Volatility

Market prices for oil and gas collapsed in the first six months of calendar year 2020 as the combination of the COVID-19 global pandemic (the “Pandemic”) and geopolitical tensions among the world’s energy producers resulted in the simultaneous reduction of demand and increase in supply of crude. The price shock has adversely affected the results, prospects and values of investments in energy-related businesses which businesses are likely to remain pressured until the uncertainty around the Pandemic and the price of energy products recovers.

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

Item 1. Business - continued

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

Environmental Matters

The oil industry is subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, as well as safety and health. The recent trend in environmental legislation and regulation is generally toward stricter standards, and this trend is likely to continue. These laws and regulations may require a permit or other authorization before construction or drilling commences, and for certain other activities, limit or prohibit access, seismic acquisition, construction, drilling and other activities on certain lands lying within wilderness and other protected areas, impose substantial liabilities for pollution resulting from its operations, and require the reclamation of certain lands.

The permits that are required for oil and gas operations are subject to revocation, modification and renewal by issuing authorities.

Federal regulations require certain owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on participants in the oil and gas industry. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments in 1990 and 1997 also impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations. The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a group or seek coverage under an EPA general permit. Most agencies recognize the unique qualities of oil and natural gas exploration and production operations. A number of agencies, including but not limited to MSHA, the EPA, the BLM, and similar state commissions, have adopted regulatory guidance in consideration of the operational limitations on these types of facilities and their potential to emit pollutants.

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

Facilities

Our principal executive office is located in Golden, Colorado, at 110 N. Rubey Dr., Suite 120, Golden, Colorado 80403.

Item 1. Business - continued

Employer

As of May 31, 2020, we had 40 full-time employees and two non-employee directors.

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

As of May 31, 2020, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock currently is quoted on the OTCBB which is not recognized as a stock exchange for SEC reporting purposes. Since the Company began trading November 5, 2009 on the OTCBB, there has been a limited trading market for the Company’s common stock. The following table presents the range of high and low bid information for the common equity for each full quarterly period within the two most recent fiscal years.

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2019 — Aug 2019	Fiscal Q2: Sep 2019 — Nov 2019	Fiscal Q3: Dec 2019— Feb 2020	Fiscal Q4: Mar 2020 — May 2020
High Bid	0.0441	0.0385	0.066	0.0481
Low Bid	0.022	0.0214	0.02	0.015

	Fiscal Q1: Jun 2018 — Aug 2018	Fiscal Q2: Sep 2018 — Nov 2018	Fiscal Q3: Dec 2018 — Feb 2019	Fiscal Q4: Mar 2019 — May 2019
High Bid	0.10	0.09	0.0605	0.0642
Low Bid	0.062	0.04	0.025	0.042

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - continued

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders

As of August 31, 2020, the Company had 54,514,765 shares of common stock issued and outstanding estimated to be held by more than 700 beneficial holders including those who own units through their brokers “in street name”. Additionally, the Company had outstanding warrants to purchase 5,374,501 shares of stock at an exercise price equal to $0.70 per share. The Company also had outstanding options to purchase 254,000 shares of common stock at $0.25 per share, 800,000 shares of common stock at $0.36 per share, 1,100,000 shares of common stock at $0.38 per share, 600,000 shares of common stock at $0.40 per share, 250,000 shares of common stock at $0.405, and 1,500,000 shares of common stock at $2.00 per share, all of which total 4,504,000 shares and are fully vested. If shares underlying all outstanding warrants and options were issued, the fully diluted number of shares outstanding would be 64,393,266 shares.

Dividends

Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends before the Royalty is paid to the Company by SORC, and there can be no assurance provided that the Royalty will be received, and if received, that such Royalty will be in sufficient amounts to warrant payment of a dividend.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, a direct, wholly owned subsidiary of Alleghany. See “Item 1. Business” for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of May 31, 2020, no royalties have been accrued or paid.

From SORC’s formation in 2011 through June 30, 2020, Alleghany’s net investment into SORC has been $275.9 million. This investment has been channeled primarily into three major projects discussed in the following paragraphs.

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

The second project was located in Louisiana where SORC had acquired oil and gas leases on approximately 9,244 acres in a targeted oil reservoir. The oil field assets there were operational, producing crude oil using both conventional and UGD production methods, and were sold to a third party in July 2020.

The third project is located in Wyoming. On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy’s Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million. The purchase culminated a competitive bidding process that closed on October 16, 2014. Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC. The remaining surface acreage transferred in June 2015, bringing the total acres purchased to 9,318. The oil field there is operational, currently producing crude oil using both conventional and UGD production methods, and classified by SORC as held for sale.

In its Form 10-Q report for the second quarter ended June 30, 2020, Alleghany reported that (a) for the second quarter and first six months of 2020, Alleghany recorded $44.5 million and $74.4 million, respectively, of impairment charges at SORC from write-downs of SORC’s oil field assets; (b). SORC’s oil field assets are held for sale and consequently, were written down to estimated fair value, which reflects a significant decline in oil prices, less costs to sell; and (c) as of June 30, 2020, SORC’s stockholder’s equity was $26 million, which consisted primarily of deferred tax assets and current taxes receivable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

In accordance with the SORC license and management services agreements, the Company believes that it will receive from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provides the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC provides all required funding and owns any acquired assets. It is expected that SORC will be funded primarily by Alleghany in exchange for issuance by SORC to Alleghany of 12% Cumulative Preferred Stock. As of June 30, 2020, SORC had received $275.9 million in net funding from Alleghany. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $260 million as of June 30, 2020) must be paid, preferred shares redeemed, and debt retired to comply with any loan agreements. With such uncertainty, Royalty cash distributions are not foreseen in the near future, and the main source of income for the Company will continue to be the management fee revenue under the Management Services Agreement.

On April 28, 2020, the Company entered into a note in the amount of $1,233,656 (the “PPP Note”) pursuant to the terms of the Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief and Economic Security (CARES) Act (the “Program”). The Program provides loans to qualifying businesses for amount up to 2.5 times the average monthly payroll expenses of the qualifying business. Under the terms of the Program, PPP loan participants can apply for and be granted forgiveness for all or a portion of the loan (including interest) granted pursuant to the PPP. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for eligible purposes. No assurance can be given that the Company will obtain forgiveness of the PPP Loan, in whole or part.

Our cash and cash equivalents at May 31, 2020 was $1,532,511. Total debt outstanding as of the filing date of this report is $1,583,656 comprised of $350,000 owed to Alleghany Capital, which is classified as short-term notes payable and $1,233,656 pursuant to the PPP Note. Based on the terms of the PPP Note, $759,878 is classified as a long-term note, net of the current portion totaling $473,778 which is classified as a current note payable.

Recently issued accounting pronouncements

Refer to Note 3 of the Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Results of Operations

Pursuant to the Management Services Agreement with SORC, the Company received and recorded management fee revenue and direct costs totaling $8,145,167 and $7,968,985, respectively, for the fiscal year ending May 31, 2020 and $8,479,855 and $8,283,877, respectively, for the fiscal year ending May 31, 2019. The decrease in revenues and direct costs is primarily attributable to a decrease in average number of employees as operations contracted in fiscal year ending May 31, 2020 as compared to fiscal year ending May 31, 2019.

During the years ended May 31, 2020 and 2019, respectively, we incurred operating expenses of $307,048 and $308,509. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The decrease in expenses for the year ended May 31, 2020 as compared to the same period in 2019 is primarily attributable to decreases in share-based compensation expense.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2020. As we grow, we are working on further improving our segregation of duties and level of supervision.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended May 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 31, 2020, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	60	Director	March 1, 2011
Christopher E. Lindsey	54	General Counsel and Secretary	October 16, 2013
Michael H. Price	72	Independent Director	August 3, 2012
Mark See	59	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	73	Chief Financial Officer, Treasurer and Director	March 1, 2011

Each director of the Company serves for a term of three years and until his successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders. Each officer serves at the pleasure of the Board of Directors for a term of one year and until his successor is elected at the Annual General Meeting of the Board of Directors.

Set forth below is certain biographical information regarding each of the Company’s executive officers and directors.

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

MICHAEL H. PRICE, has over 40 years of senior financial and petroleum experience in the global oil and gas industry. He has been a principal in Octagon Energy Advisors, a Houston based energy investment advisory firm, from 2002 to the present. The firm advises financial institutions and institutional investors participating in energy investments. Since 2008, he has been a Managing Director at ING Capital which provides debt financing to domestic exploration and production companies. From 1998 through 2002, Mr. Price was the Chief Financial Officer of Forman Petroleum Corporation. Before that, Mr. Price was Managing Director at Chase Manhattan Bank for fifteen years where he was in charge of technical support for Chase’s worldwide energy merchant banking activities. In his early career, he worked as a consulting principal on domestic petroleum engineering and landowner matters, and gained extensive international experience working with major oil companies in a variety of operating positions. He holds a BS and MS from Illinois Institute of Technology, an MBA from the University of Chicago, a M.Sc. from the London School of Economics, and a MS in Petroleum Engineering from Tulane University.

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

BRADLEY E. SPARKS currently serves as the Chief Financial Officer and Treasurer and has been a director of the Company since March 1, 2011. Before joining Laredo Oil in October 2009, he was the Chief Executive Officer, President and a Director of Visualant, Inc. Prior to joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005-2006. Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies. Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications and internet companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET. He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995. Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc. Mr. Sparks currently serves on the Board of Directors of Comrise. Mr. Sparks graduated from the United States Military Academy at West Point in 1969 and is a former Army Captain in the Signal Corps. He received a Master of Science in Management degree from the Sloan School of Management at the Massachusetts Institute of Technology in 1975 and is a licensed CPA in Florida.

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended May 31, 2020, the Company had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to the Company’s officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

The Company’s Code of Ethics is attached by reference as Exhibit 14.1 to this Form 10-K and can be found on the Company’s web site at www.laredo-oil.com.

Item 11. Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2020 and 2019 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)
Mark See (1)	2020	525,000	-	-	-	525,000
Chief Executive Officer and Chairman of the Board	2019	525,000	-	-	-	525,000

Bradley E. Sparks (2)	2020	415,000	-	-	-	415,000
Chief Financial Officer, Treasurer and Director	2019	415,000	-	-	-	415,000

Christopher E. Lindsey	2020	333,261	10, 000	-	-	343,261
General Counsel and Secretary	2019	337,212	10, 000	-	-	347,212

(1)	The salary amounts shown in fiscal year 2020 include $520,746 in cash payments and $4,254 of deferred compensation and in fiscal year 2019 include $521,981 in cash payments and $3,019 of deferred compensation. As of May 31, 2020, Mr. See has cumulative deferred compensation of $163,153.

(2)	The amounts shown in 2020 include $257,600 of salary paid in cash and $157,400 in deferred compensation and in 2019 include $264,893 of salary paid in cash and $150,107 in deferred compensation. As of May 31, 2020, Mr. Sparks has cumulative deferred compensation of $1,133,770.

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

Item 11. Executive Compensation - continued

On October 14, 2014, the letter agreement dated October 16, 2009 between the Company and Mr. See was amended to set the salary amount at $495,000 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $525,000 per year) and delete the automatic cost of living increase of 10% per year. In addition, the amendment modified the terms of the severance so that if Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. On March 1, 2016, the rate of cash salary compensation paid to Mr. See was reduced by 10% from $490,000 to $441,000 per year as part of an overall company salary reduction. Beginning January 1, 2017, the rate of annual cash salary compensation paid to Mr. See was increased by 3% from $441,000 to $454,230 per year. Beginning January 1, 2018, the rate of annual cash salary compensation paid to Mr. See was increased by 3% from $454,230 to $468,000 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $498,000 per year). Beginning January 1, 2019, the rate of annual cash salary compensation paid to Mr. See was increased from $468,000 to $485,000 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $515,000 per year). Beginning January 1, 2020, the rate of annual cash salary compensation paid to Mr. See was increased from $485,000 to $498,580 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $528,580 per year). Amounts received above the $495,000 contract salary will reduce cumulative deferred compensation. Under his contract with Laredo and as of May 31, 2020, Mr. See has $163,153 of cumulative deferred compensation owed him which is the difference between his contract salary and the actual cash compensation he has received thereunder through May 31, 2020.

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

On October 14, 2014, the letter agreement dated October 20, 2009 between the Company and Mr. Sparks was amended to set the salary amount at $385,000 per year (which, together with previously approved allowances for Mr. Sparks equaling $30,000, is an aggregate of $415,000 per year) and delete the automatic cost of living increase of 10% per year. In addition, the amendment modified the terms of the severance so that if Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. On March 1, 2016, the rate of cash salary compensation paid to Mr. Sparks was reduced by 5% from $239,580 to $227,601 per year as part of an overall company salary reduction. Under his contract with Laredo and as of May 31, 2020, Mr. Sparks has $1,133,770 of cumulative deferred compensation owed him which is the difference between his contract salary and the actual cash compensation he has received thereunder.

Pursuant to a letter agreement dated October 16, 2013 between the Company and Mr. Lindsey, we agreed to pay Mr. Lindsey an annual base salary of $300,000 per year. He also is entitled to a monthly professional allowance of $1,000. We also granted to Mr. Lindsey an option to purchase 800,000 shares of our common stock at a price of $0.36 per share in accordance with the Laredo Oil, Inc. 2011 Equity Incentive Plan. If Mr. Lindsey is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Lindsey equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the one-year period following the effective date of such termination. In addition, Mr. Lindsey will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment. In January 2015, the Laredo Board of Directors increased the annual base salary of Mr. Lindsey to $314,000 per year. Effective March 1, 2016, as part of an overall company salary reduction, the annual base salary for Mr. Lindsey was reduced 5% to $298,300. Beginning January 1, 2017, the rate of annual cash salary compensation paid to Mr. Lindsey was increased by 3% from $298,300 to $307,249 per year, and he received a one-time bonus of $6,000 in December 2017. Beginning January 1, 2018, the rate of annual cash salary compensation paid to Mr. Lindsey was increased from $307,249 to $311,000 per year (which, together with previously approved allowances for Mr. Lindsey equaling $12,000, is an aggregate of $323,000 per year). Beginning January 1, 2019, the rate of annual cash salary compensation paid to Mr. Lindsey was increased from $311,000 to $317,500 per year (which, together with previously approved allowances for Mr. Lindsey equaling $12,000, is an aggregate of $329,500 per year). Beginning January 1, 2020, the rate of annual cash salary compensation paid to Mr. Lindsey was increased from $317,500 to $326,390 per year (which, together with previously approved allowances for Mr. Lindsey equaling $12,000, is an aggregate of $338,390 per year).

Item 11. Executive Compensation - continued

Effective June 29, 2012, the Board approved the Laredo Management Retention Plan (the “Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the Incentive Royalty to be assigned to the Royalty Plan. In accordance with the terms of the Royalty Plan, a new special purposes entity was formed on July 3, 2012 as a Delaware limited liability company (the “Plan Entity”). On October 11, 2012, the Board (i) amended the Royalty Plan to, among other things, change the name of the Royalty Plan to “Laredo Royalty Incentive Plan”, (ii) appointed a Compensation Committee of the non-employee board members (the “Compensation Committee”) to administer the Royalty Plan and make awards thereunder, (iii) authorized the filing of an Amendment to the Certificate of Formation of the Plan Entity to change its name to “Laredo Royalty Incentive Plan, LLC”, (iv) adopted and approved an Assignment Agreement pursuant to which the Incentive Royalty was assigned to the Plan Entity in accordance with the Royalty Plan. Also, on October 11, 2012, the Compensation Committee made awards of Restricted Common Units of the Plan Entity (the “Plan Units”) pursuant to Award Agreements to certain of its employees. These Plan Units vest over a period of three years from the grant date but are subject to accelerated vesting upon the commencement of production under the initial UGD project as provided in the award agreement. Ten thousand (10,000) Plan Units are authorized for issuance under the Royalty Plan, of which 5,520 Plan Units were issued and outstanding as of May 31, 2020.

Outstanding equity awards as of May 31, 2020:

(a) Name and Principle Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Christopher E. Lindsey General Counsel and Secretary	800,000	0.36	November 22, 2023

Bradley E. Sparks CFO, Treasurer & Director	1,500,000	2.00	April 11, 2022

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

The compensation for each non-employee director is as follows: quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in three equal installments over three years, and all reasonable expenses associated with attendance at Board meetings. Five hundred thousand shares of the aforementioned restricted stock were granted in January 2012 to Mr. Beckham and were fully vested in January 2015. In August 2012, Mr. Price was granted 500,000 shares of restricted common stock vesting in three equal installments over three years and were fully vested in August 2015. On August 8, 2013, each non-employee director was awarded 50,000 restricted shares vesting in equal installments over three years. As of August 2016, all 50,000 shares were vested for Messrs. Beckham and Price. Since they are executive officers, Messrs. See and Sparks receive no additional compensation for Board service.

On January 2, 2015, the Company granted options to purchase 1,100,000 common shares to Mr. Beckham with an exercise price of $0.38 per share, the fair market value on the date of grant. The options vest monthly over three years and expire on January 2, 2025. As of May 31, 2020, all 1,100,000 options had vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of the date of the filing of this Form 10-K, the name and address and the number of shares of the Company’s common stock, with a par value of $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each executive officer, director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC (2) 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	23.5%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	9.9%

Mark See (3) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	31,096,676	57.0%

Bradley E. Sparks (4) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	4,324,857	7.7%

Donald Beckham (5) 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	1,650,000	3.0%

Christopher E. Lindsey 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	800,000	1.4%

Michael H. Price 110 N. Rubey Dr., Suite 120 Golden, Colorado 80403	Direct	550,000	1.0%

All Directors and Officers as a Group (5) persons)	Direct	38,421,533	66.3%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted. Amounts of beneficial ownership include all options to purchase common stock expected to be vested 60 days after the filing date of this Form 10-K.

(2)	These shares are mutually owned by Mr. and Mrs. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)	Includes 18,252,407 shares mutually owned by Mr. and Mrs. See, through Bedford Holdings, LLC and Darlington, LLC, as shown in the table above. These 18,252,407 shares are the only shares owned by relatives which are required to be included in the total number of shares owned by all directors and officers as a group (5 persons).

(4)	Includes fully vested options to purchase 1,500,000 shares of common stock at $2.00 per share.

(5)	Includes fully vested options to purchase 1,100,000 shares of common stock at $0.38 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management - continued

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2020 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,679,000	0.89	8,695,000	(2)

Equity compensation plans not approved by security holders (3)	5,374,501	0.70	N/A

Total	10,053,501	0.79	8,695,000

(1)	Effective November 6, 2011, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to approve the Company’s 2011 Equity Incentive Plan (the “Plan”). Stockholders then owning an aggregate of 31,096,676 shares, or 59.8% of the then issued and outstanding Common Stock of the Company, approved the matter. The Plan and corresponding agreements are exhibits to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 8, 2011. The Plan reserved 10,000,000 shares of common stock for issuance to eligible recipients. In December 2014, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to amend the Plan by reserving an additional 5,000,000 shares of common stock for issuance to eligible recipients. The Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission on December 19, 2014 regarding the additional shares.

(2)	During fiscal year 2012, we issued 500,000 restricted shares to each of our two non-employee directors for a total of one million shares. During fiscal year 2013, we issued 500,000 restricted shares to our third non-employee director. In fiscal year 2014, we issued to our non-employee directors 150,000 restricted shares of which 50,000 restricted shares were later forfeited. In total, a net 1,600,000 restricted shares have been issued to our non-employee directors under the Plan. Since restricted shares were issued to directors, they are not available for issuance under the Plan and thus reduce the number of securities remaining available in this column. In addition, we granted options to purchase 6,010,000 shares of common stock to employees and contractors during fiscal year 2012, none in fiscal year 2013, 2,990,000 in fiscal year 2014, 1,700,000 in fiscal year 2015, 925,000 in fiscal year 2016, and none in fiscal years 2017, 2018, 2019, and 2020. Also, during fiscal year 2014, options to purchase 600,000 shares of common stock previously granted to Mr. See were forfeited and subsequently granted to key contractors in the form of options to purchase shares of common stock. In April 2017, the remaining 900,000 options to purchase common stock held by Mr. See expired and were returned to the unissued option pool. In addition to the See options forfeited, 5,420,000 options to purchase shares of common stock have been forfeited by terminated employees and returned to the option pool for future grants as per the Plan. Since Plan inception, 26,000 common shares have been issued pursuant to option exercises and are not available for issuance under the Plan. The aforementioned restricted stock and options were issued under the 2011 Equity Incentive Plan, as amended (the “Amended Plan”) which has 15,000,000 shares of common stock reserved for issuance for directors, employees and contractors.

(3)	Associated with the Alleghany transaction, and as payment for arranging the transaction between the Company and SORC, Laredo agreed to issue Sunrise Securities Corporation warrants equal to 10% of the total issued and outstanding fully diluted number of shares of common stock of the Company. In September 2011, Laredo issued warrants to purchase 5,374,501 shares of common stock at an exercise price of $0.70 per share to two Sunrise Securities Corporation members to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

None

Item 13. Certain Relationships and Related Transactions, and Director Independence - continued

Director Independence.

Both Mr. Price and Mr. Beckham serve as “independent” directors based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual financial statements and the review of financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $77,000 for the fiscal year ended May 31, 2020 and $89,500 for the fiscal year ended May 31, 2019.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under paragraph (1) above was $0.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2020 and 2019 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $9,225 and $6,891, respectively.

(4) All Other Fees

During the last two fiscal years ending May 31, 2020 and 2019, respectively there were $0 fees charged by the principal accountants other than those disclosed in (1), (2) and (3) above.

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

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Letter Agreement dated October 16, 2009 between the Company and Mark See, CEO, regarding CEO compensation package, included as Exhibit 10.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

10.2	Letter Agreement dated October 20, 2009 between the Company and Bradley E. Sparks regarding CFO compensation package, included as Exhibit 10.2 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

10.3	Letter Agreement dated October 16, 2013 between the Company and Christopher E. Lindsey, General Counsel and Secretary, regarding compensation, included as Exhibit 10.3 to our Form 10-K filed August 29, 2014 and incorporated herein by reference.

10.4	Purchase Agreement, included as Exhibit 10.1 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.5	Amended and Restated Form of Warrant to Purchase Stock of Laredo Oil, Inc. (amending Form of Warrant to Purchase Stock of Laredo Oil, Inc. included as Exhibit 10.2 in our Current Report on Form 8-K filed June 9, 2010)., included as Exhibit 10.1 to our Form 10-Q filed October 17, 2011 and incorporated herein by reference.

10.6	Form of Subordinated Convertible Promissory Note, included as Exhibit 10.3 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.7	Securities Purchase Agreement, dated as of July 26, 2010, among the Company and each Purchaser identified on the signature pages thereto, included as Exhibit 10.1 to our Form 8-K filed July 28, 2010 and incorporated herein by reference.

10.8	Amended and Restated Form of Common Stock Purchase Warrant (amending Form of Common Stock Purchase Warrant included as Exhibit 10.7 in our Current Report on Form 8-K filed June 20, 2011), included as Exhibit 10.2 to our Form 10-Q dated October 17, 2011 and incorporated herein by reference.

10.9	Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed November 24, 2010 and incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules - continued

10.10	Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed November 24, 2010), included as Exhibit 10.1 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.11	Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed April 8, 2011 and incorporated herein by reference.

10.12	Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed April 12, 2011), included as Exhibit 10.2 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.13	Laredo Oil, Inc. 2011 Equity Incentive Plan, included as Exhibit 4.1 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.14	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Stock Option Award Certificate, included as Exhibit 4.2 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.15	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Restricted Stock Award Certificate, included as Exhibit 4.3 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.16	Amended and Restated Laredo Management Retention Plan dated as of October 11, 2012, included as Exhibit 10.1 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.17	Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC., included as Exhibit 10.16 to our Form 10-K filed on August 29, 2012 and incorporated by reference herein.

10.18	Amendment to Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC, included as Exhibit 10.2 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.19	Limited Liability Company Agreement of Laredo Royalty Incentive Plan, LLC, dated as of October 11, 2012, included as Exhibit 10.3 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.20	Form of Restricted Common Unit Agreement for Laredo Royalty Incentive Plan, LLC., included as Exhibit 10.4 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.21	Note dated April 28, 2020 executed by Laredo Oil, Inc. in favor of IBERIABANK, included as Exhibit 10.1 to our Form 8-K filed May 1, 2020 and incorporated herein by reference.

10.22	Limited Liability Company Agreement of Cat Creek Holdings LLC, a Montana limited liability company, dated effective as of June 30, 2020, executed by the Company, Lipson Investments LLC and Viper Oil & Gas, LLC.

10.23	Asset Purchase and Sale Agreement dated as of July 1, 2020, by and between Carrell Oil Company and Cat Creek Holdings LLC.

14.1	Code of Ethics for Employees and Directors, included as Exhibit 14.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the “Registrant”)

Date: August 31, 2020	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 31, 2020	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 31, 2020	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: August 31, 2020	By:	/s/ Donald Beckham
Donald Beckham
Director

Date: August 31, 2020	By:	/s/ Michael H. Price
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Laredo Oil, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and cash flows for each of the two years in the period ended May 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has routinely incurred losses since inception, resulting in an accumulated deficit, and is dependent upon one customer for its revenue. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

WEAVER AND TIDWELL, L.L.P.

We have served as Laredo Oil, Inc.’s auditor since 2011.

Austin, Texas
August 31, 2020

WEAVER AND TIDWELL LLP CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS WWW.WEAVER.COM	AUSTIN 1601 SO. MoPAC EXPRESSWAY, SUITE D250, AUSTIN, TX 78746 P: (512) 609 1900 F: (512) 609 1911

Laredo Oil, Inc.
Balance Sheets

	May 31,	May 31,
	2020	2019
ASSETS
Current Assets
Cash and cash equivalents	$1,532,511	$289,559
Receivable – related party	32,058	27,990
Prepaid expenses and other current assets	58,492	39,551
Total Current Assets	1,623,061	357,100

TOTAL ASSETS	$1,623,061	$357,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$20,954	$11,690
Accrued payroll liabilities	1,581,847	1,427,940
Accrued interest	259,133	223,083
Deferred management fee revenue	45,833	45,833
Notes payable – related party	350,000	350,000
Current note payable	473,778	-
Total Current Liabilities	2,731,545	2,058,546

Long-term note, net of current note payable	759,878	-

TOTAL LIABILITIES	3,491,423	2,058,546

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 and 54,514,765 issued and outstanding, respectively	5,451	5,451
Additional paid in capital	8,844,592	8,844,592
Accumulated deficit	(10,718,405)	(10,551,489)

Total Stockholders’ Deficit	(1,868,362)	(1,701,446)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,623,061	$357,100

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations

	Year Ended	Year Ended
	May 31, 2020	May 31, 2019
Management fee revenue	$8,145,167	$8,479,855

Direct costs	7,968,985	8,283,877

Gross profit (loss)	176,182	195,978

General, selling and administrative expenses	75,000	77,894
Consulting and professional services	232,048	230,615
Total Operating Expense	307,048	308,509

Operating income/(loss)	(130,866)	(112,531)

Interest expense	(36,050)	(33,596)

Net income/(loss)	$(166,916)	$(146,127)

Net income/(loss) per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of basic and diluted common shares outstanding	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.

Statement of Stockholders’ Deficit
For the Years Ended May 31, 2020 and 2019

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance at June 1, 2018	54,514,765	$5,451	-	$-	$8,830,531	$(10,405,362)	$(1,569,380)

Share based compensation	-	-	-	-	14,061	-	14,061

Net Loss	-	-	-	-	-	(146,127)	(146,127)

Balance at May 31, 2019	54,514,765	$5,451	-	$-	$8,844,592	$(10,551,489)	$(1,701,446)

Net Loss	-	-	-	-	-	(166,916)	(166,916)

Balance at May 31, 2020	54,514,765	$5,451	-	$-	$8,844,592	$(10,718,405)	$(1,868,362)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.

Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2020	May 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(166,916)	$(146,127)
Adjustments to Reconcile Net Income/(Loss) to Net Cash Used in Operating Activities:
Share based compensation	-	14,061
(Increase)/decrease in receivable – related party	(4,068)	92,134
(Increase)/decrease in prepaid expenses and other current assets	(18,941)	430
(Decrease)/Increase in accounts payable and accrued liabilities	199,221	222,750

NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	9,296	183,248

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP Loan	1,233,656	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,233,656	-

Net (increase)/decrease in cash and cash equivalents	1,242,952	183,248

Cash and cash equivalents at beginning of period	289,559	106,311

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,532,511	$289,559

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the years ended May 31, 2020 and 2019 presented have been made.

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.0001 par value. On October 21, 2009 the name was changed to “Laredo Oil, Inc.”

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery (“EOR”) methods for its sole customer, Stranded Oil Resources Corporation (“SORC”), a direct, wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at May 31, 2020. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through May 31, 2020 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the years ended May 31, 2020 and 2019, all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have been excluded in the calculation of diluted earnings per share.

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

REVENUE RECOGNITION

Monthly Management Fee

The Company generates monthly management revenues from fees for labor and benefit costs. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. As a result, the Company records deferred revenue for service that have not been provided. Monthly management fee revenues of $7,595,167 and $7,929,855, respectively, were recognized for the years ended May 31, 2020 and 2019.

Quarterly Management Fee

The Company generates management fee revenue each quarter. The Company recognizes revenue over the applicable quarter on a straight-line basis. The management fee is billed quarterly in advance. As a result, the Company recorded deferred revenue for services that have not been provided of $45,833 as of May 31, 2020 and 2019. Quarterly management fees recognized for the years ended May 31, 2020 and 2019 were $550,000 and $550,000, respectively.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2020 and 2019. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

RECEIVABLE – RELATED PARTY

Receivable – related party balances arise from employee expense reports and estimated monthly license fees incurred in accordance with the Company’s revenue recognition policy, but not paid at period end.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The Company prepaid directors’ and officers’ insurance is recorded and amortized to expense over the 12-month contract life.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES– continued

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash, trade accounts receivable, accounts payable, accrued liabilities and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2020.

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

As of May 31, 2020 and 2019, there are no remaining assets measured at fair value on a recurring basis.

SHARE BASED EXPENSES

FASB ASC 718, Compensation - Stock Compensation prescribes accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock-based payment awards may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) Targeted Improvements”. The updated guidance provides an optional transition method, which allows for the application of the standard as of the adoption date with no restatement of prior period amounts. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The Company adopted the standard on June 1, 2019. The Company does not have any current leases and accordingly, the adoption of ASU 2016-09 does not have a material effect on its business, its financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. For both years ended May 31, 2020 and 2019, warrants to purchase 5,374,501 shares of common stock, and options to purchase 4,679,000 shares of common stock were not included in the computation of diluted earnings/(loss) per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2020	2019
Numerator - net income/(loss) attributable to common stockholders	$(166,916)	$(146,127)

Denominator - weighted average number of common shares outstanding	54,514,765	54,514,765

Basic and diluted earnings/(loss) per common share	$(0.00)	$(0.00)

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the years ended May 31, 2020 and 2019 is generated from charges to SORC. The Company also recorded an approximate $32,000 and $28,000 receivable from SORC as of May 31, 2020 and 2019, respectively, for employee expense reports covered by SORC pursuant to the management services agreements. Outstanding notes payable totaling $350,000 and related accrued interest at May 31, 2020 and 2019, respectively, are held by Alleghany. See Note 7.

NOTE 6 - STOCKHOLDERS’ DEFICIT

Share Based Compensation

Effective November 6, 2011, the holders of a majority of the shares of common stock approved the Plan to reserve 10,000,000 shares of common stock for issuance to eligible recipients. Effective December 2014, an additional 5,000,000 shares of common stock were reserved for issuance to eligible recipients under the Plan. Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities. The Company’s board of directors has the discretion to set the amount and vesting period of award grants. As of May 31, 2020, 8,695,000 shares remain available for issuance under the Plan.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

For the years ended May 31, 2020 and May 31, 2019, respectively, the Company recorded share-based compensation expense related to stock options totaling $0 and $14,061. These stock option expenses are classified in general, selling and administrative expenses in the Statements of Operations.

Stock Options

For the year ended May 31, 2019, $14,061 (for 35,415 vested shares) was recognized as expense related to the stock options. As of May 31, 2020, there were no remaining unvested and unrecognized shares.

The following table summarizes information about options granted during the years ended May 31, 2020 and 2019:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2018	4,754,000	$0.89
Options granted and assumed	-	-
Options expired	-	-
Options cancelled, forfeited	(75,000)	(0.41)
Options exercised	-	-

Balance, May 31, 2019	4,679,000	$0.89
Options granted and assumed	-	-
Options expired	-	-
Options cancelled, forfeited	-	-
Options exercised	-	-

Balance, May 31, 2020	4,679,000	$0.89

NOTE 6 - STOCKHOLDERS’ DEFICIT - continued

All stock options are exercisable upon vesting.

As of May 31, 2020 and 2019, 4,679,000 options are outstanding at a weighted average exercise price of $0.89 for both years.

Restricted Stock

During fiscal years ending May 31, 2020 and 2019, no restricted stock has been granted. The Company granted 1.6 million shares of restricted stock during fiscal year 2014. As of May 31, 2020, all granted shares are fully vested. The Company recognized $0 in expense for each of the years ended May 31, 2020 and 2019.

Warrants

As of May 31, 2020 and 2019, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021.

No warrants have been granted, exercised or cancelled during the years ended May 31, 2020 and 2019.

All warrants are exercisable as of May 31, 2020.

NOTE 7 – NOTES PAYABLE

Alleghany Notes

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of May 31, 2020 and 2019, accrued interest totaling $257,984 and $223,083, respectively, is recorded in accrued interest on the accompanying balance sheets. The interest is payable in either cash or in kind. The notes have been amended and restated and now have a maturity date of December 31, 2020 and are classified as short-term notes payable as of May 31, 2020. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany.

Paycheck Protection Program Loan

	For the Year Ended
	May 31,
	2020	2019
PPP Loan	$1,233,656	$-

Total Long-Term Notes	1,233,656	-
Less amounts classified as current	473,778	-

Long-term note, excluding current portion	$759,878	$-

On April 28, 2020, the Company entered into a Note (the “Note”) with IBERIABANK for $1,233,656.00 pursuant to the terms of the Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“Program”). The Note will accrue interest on the outstanding principal sum at the rate of 1% per annum, and is due two years from the date of the Note, at which time all unpaid principal, accrued interest and any other amounts will be due and payable. No interest or principal will be due during the first six months after April 28, 2020, although interest will continue to accrue over this six-month deferral period. As of May 31, 2020, accrued interest totaling $1,149 is recorded in accrued interest on the accompanying balance sheets. After such six-month deferral period and after taking into account any loan forgiveness applicable to the Note pursuant to the Program, as approved by the Small Business Administration, an agency of the United States of America, any remaining principal and accrued interest will be payable in substantially equal monthly installments on the first day of each month over the remaining 18-month term of the Note.

The Company did not provide any collateral or guarantees for the loan, nor did the Company pay any facility charge to obtain the loan. The Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the Note at any time without payment of any penalty or premium.

NOTE 7 – NOTES PAYABLE - continued

As noted above, under the terms of the Program, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of the Company’s payroll levels. No assurance can be given that the Company will obtain forgiveness of the loan, in whole or in part. If all or a portion of a loan is ultimately forgiven, the Company plans to record income from the extinguishment of its loan obligation when it is legally released from being the primary obligor in accordance with ASC 405-20-40-1.

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the financial statements for the twelve-months ended May 31, 2020 and 2019. The Company’s tax returns for the fiscal years ended May 31 of 2012 to 2019 remain subject to examination by the tax authorities.

The components of the Company’s deferred tax asset as of May 31, 2020 and 2019 are as follows:

	2020	2019
Net operating loss	$298,177	$297,665
Other	608,115	573,575
Valuation allowance	(906,292)	(871,240)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2020	2019
Tax at statutory rate (21%)	$35,052	$30,687
Effect of non-deductible permanent differences	-	(2,953)
Effect of change in statutory tax rate	-	-
Other	-	-
Increase/(decrease) in valuation allowance	(35,052)	(27,734)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2029 and 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 9 – OFFICE LEASES

No office leases currently extend beyond one year. Rent expense amounted to $0 for each of the years ending May 31, 2020 and 2019.

NOTE 10 – DEFINED CONTRIBUTION PLAN

The Company has a savings and investment plan (the “401(k) Plan”) covering substantially all employees. Company contributions are discretionary. Effective August 2019, the Company commenced matching employee contributions based on the level of employee contributions up to a maximum of 3% of an employee’s eligible salary, subject to an annual maximum. The Company discontinued matching in April 2020. Amounts expensed in connection with the 401(k) Plan totaled $49,237 and $0 for the years ending May 31, 2020 and 2019, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On June 30, 2020, Laredo Oil, Inc. (“Laredo”) entered into a Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the LLC Agreement, Laredo invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by a Board of Directors consisting of four directors, two of which shall be designated by Laredo.

Cat Creek entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Carrell Oil Company (“Seller”) on July 1, 2020 for the purchase of the Cat Creek Properties from Seller. Upon closing under the Purchase Agreement, Seller will receive consideration of $400,000, subject to certain adjustments resulting from pre- and post-effective date revenue, expense, and allocations. Closing under the Purchase Agreement is contingent upon Seller obtaining the requisite legal authority to sell the assets to Cat Creek.