Form 10-Q
period 2020-08-31
Laredo Oil, Inc.
filed 2020-10-15
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2020

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

54,514,765 shares of common stock issued and outstanding as of October 15, 2020.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2020. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on August 29, 2020. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of August 31, 2020 and the results of its operations and cash flows for the three-month period then ended, have been included. The results of operations for the three-month period ended August 31, 2020 are not necessarily indicative of the results for the full year ending May 31, 2021.

Laredo Oil, Inc.
Balance Sheets

	August 31,	May 31,
	2020 (unaudited)	2020

ASSETS
Current Assets
Cash and cash equivalents	$948,795	$1,532,511
Receivable – related party	294,491	32,058
Prepaid expenses and other current assets	28,261	58,492
Total Current Assets	1,271,547	1,623,061

Equity method investment	448,900	-

TOTAL ASSETS	$1,720,447	$1,623,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$83,105	$20,954
Accrued payroll liabilities	1,799,714	1,581,847
Accrued interest	271,331	259,133
Deferred management fee revenue	45,833	45,833
Notes payable – related party	350,000	350,000
Current note payable	680,327	473,778
Total Current Liabilities	3,230,310	2,731,545

Long-term note, net of current note payable	553,329	759,878

TOTAL LIABILITIES	3,783,639	3,491,423

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding	5,451	5,451
Additional paid in capital	8,844,592	8,844,592
Accumulated deficit	(10,913,235)	(10,718,405)

Total Stockholders’ Deficit	(2,063,192)	(1,868,362)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,720,447	$1,623,061

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2020	August 31, 2019

Management fee revenue - related party	$1,675,987	$2,085,182

Direct costs	1,718,864	2,069,317

Gross profit	(42,877)	15,865

General, selling and administrative expenses	18,997	21,818
Consulting and professional services	120,758	70,665
Total Operating expenses	139,755	92,483

Operating loss	(182,632)	(76,618)

Non-operating income (expense)
Interest expense	(12,198)	(8,630)

Net loss	$(194,830)	$(85,248)

Net loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of basic and common shares outstanding	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.

Statements of Changes in Stockholders’ Deficit

(Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

For the three months ended August 31, 2020

Balance as of May 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,718,405)	$(1,868,362)

Net Loss	-	-	-	-	-	(194,830)	(194,830)

Balance as of August 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,913,235)	$(2,063,192)

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

For the three months ended August 31, 2019

Balance as of May 31, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,551,489)	$(1,701,446)

Net Loss	-	-	-	-	-	(85,248)	(85,248)

Balance as of August 31, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,636,737)	$(1,786,694)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2020	August 31, 2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,830)	$(85,248)
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by (used in) Operating Activities
(Increase)/decrease in receivable – related party	(262,433)	(116,416)
Decrease in prepaid expenses and other current assets	30,231	12,812
Increase in accounts payable and accrued liabilities	292,216	220,721
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(134,816)	31,869

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investment	(448,900)	-
NET CASH USED IN INVESTING ACTIVITIES	(448,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents	(583,716)	31,869

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,532,511	289,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$948,795	$321,428

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at August 31, 2020. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund. As of the filing date, no such additional funding requests have been made.

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of Laredo Oil, Inc. formed to carry out the purposes of the Plan (the “Plan Entity”). Through August 31, 2020 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable.

Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid (in excess of $200 million as of June 30, 2020), preferred shares redeemed ($271.5 million as of June 30, 2020), and debt retired to comply with any loan agreements. Additionally, when SORC acquires additional oil fields, any Alleghany funds invested in SORC to finance their acquisition and development must be repaid prior to the distribution of any Royalty cash distributions to Laredo.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. As the Company realized a net loss for the three-month periods ended August 31, 2020 and 2019, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond. These steps include (a) providing services and expertise to optimize operations; and (b) controlling overhead and expenses. In that regard, the Company has worked to attract and retain key personnel with significant experience in the industry to enhance the quality and breadth of the services it provides. At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to minimize headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Equity Method Investment - Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. No changes in carrying value or impairments were recognized for the Company’s equity method investment during the quarter ended August 31, 2020. See Note 11.

NOTE 4 – REVENUE RECOGNITION

Monthly Management Fee

The Company generates monthly management revenues from fees for labor and benefit costs. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. Monthly management fee revenues of $1,538,487 and $1,947,682 were recognized for the three months ended August 31, 2020 and 2019, respectively.

Quarterly Management Fee

The Company generates management fee revenue each quarter. The Company recognizes revenue over the applicable quarter on a straight-line basis. The management fee is billed quarterly in advance. As a result, we have recorded deferred revenue for services that have not been provided of $45,833 as of August 31, 2020 and 2019. Quarterly management fees recognized for the three months ended August 31, 2020 and 2019 were $137,500.

NOTE 5 – RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, equity method investments, accounts payable, accrued liabilities and notes payable. The equity method investments approximates fair value as a result of limited activity by the investee since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2020.

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term notes payable approximates the carrying value.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 – RELATED PARTY TRANSACTIONS

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three months ended August 31, 2020 and 2019 is generated from charges to SORC. All outstanding notes payable at August 31, 2020 and May 31, 2020 are held by Alleghany Capital Corporation (“Alleghany Capital”), a wholly owned subsidiary of Alleghany. See Note 8.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

Share based compensation expense is fully recorded with respect to stock option awards outstanding. No share based compensation expense was recorded for the three months ended August 31, 2020 or 2019.

Stock Options

No option grants were made during the first quarter of fiscal years 2021 and 2020.

Restricted Stock

No restricted stock was granted during the first quarter of fiscal years 2021 or 2020.

Warrants

No warrants were issued during the first quarter of fiscal years 2021 or 2020 As of August 31, 2020, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021 and are currently exercisable.

NOTE 9 – NOTES PAYABLE

Alleghany Notes

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of August 31, 2020, accrued interest totaling $267,140 is recorded in accrued interest. The interest is payable in either cash or in kind. The notes have been amended and restated and now have a maturity date of December 31, 2020 and are classified as current notes payable. The loan agreements require any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital.

NOTE 9 – NOTES PAYABLE (continued)

Paycheck Protection Program Loan

	August 31,	May 31,
	2020	2020
PPP Loan	$1,233,656	$1,233,656

Total Long-Term Notes	1,233,656	1,233,656
Less amounts classified as current	680,327	473,778

Long-term note, excluding current portion	$553,329	$759,878

On April 28, 2020, the Company entered into a Note (the “Note”) with IBERIABANK for $1,233,656 pursuant to the terms of the Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“Program”). The Note will accrue interest on the outstanding principal sum at the rate of 1% per annum, and is due two years from the date of the Note, at which time all unpaid principal, accrued interest and any other amounts will be due and payable. No interest or principal will be due during the first six months after April 28, 2020, although interest will continue to accrue over this six-month deferral period. As of August 31, 2020, accrued interest totaling $4,191 is recorded in accrued interest on the accompanying balance sheets. After such six-month deferral period and after taking into account any loan forgiveness applicable to the Note pursuant to the Program, as approved by the Small Business Administration, an agency of the United States of America, any remaining principal and accrued interest will be payable in substantially equal monthly installments on the first day of each month over the remaining 18-month term of the Note.

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

On June 5, 2020, the PPP Flexibility Act of 2020 was signed into law and amended the CARES Act and eased rules on how and when recipients can use loans and still be eligible for forgiveness. As noted above, under the terms of the Program and PPP Flexibility Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loan granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and the maintenance of the Company’s payroll levels. No assurance can be given that the Company will obtain forgiveness of the loan, in whole or in part. If all or a portion of a loan is ultimately forgiven, the Company plans to record income from the extinguishment of its loan obligation when it is legally released from being the primary obligor in accordance with ASC 405-20-40-1.

NOTE 10 – EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. During the first quarter of 2021, the Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. These activities included further reductions in its workforce. The Company incurred severance and related charges totaling $222,023 during the first quarter 2021. As of August 31, 2020, the Company had a remaining severance accrual of $48,223 included in accrued payroll liabilities. There were no similar accruals as of May 31, 2020.

NOTE 11 – EQUITY METHOD INVESTMENT

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

Cat Creek entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Carrell Oil Company (“Seller”) on July 1, 2020 for the purchase of the Cat Creek Properties from Seller. On September 21, 2020, upon resolving the purchase contingency under the Purchase Agreement, the Seller received consideration of $400,000, taking into effect certain adjustments resulting from pre- and post-effective date revenue, expense, and allocations.

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

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal 2021.

Company Description and Operations

The Company is a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods for its sole customer, SORC, a direct, wholly owned subsidiary of Alleghany. See “Item 1. Business” in the Form 10-K for the period ended May 31, 2020 for a discussion of our business and our transactions with SORC. The sole source of revenue for the Company comes from the management fees described in the MSA and from a Royalty based upon the success of SORC. As of August 31, 2020, no royalties have been accrued or paid.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

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

Cat Creek entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Carrell Oil Company (“Seller”) on July 1, 2020 for the purchase of the Cat Creek Properties from Seller. On September 21, 2020, upon resolving the purchase contingency under the Purchase Agreement, the Seller received consideration of $400,000, taking into effect certain adjustments resulting from pre- and post-effective date revenue, expense, and allocations.

The Company accounts for its investment in Cat Creek as an equity method investment.

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

Our cash and cash equivalents at August 31, 2020 was $948,795.  Total debt outstanding as of the filing date of this report is $1,583,656 comprised of $350,000 owed to Alleghany Capital, which is classified as short-term notes payable and $1,233,656 pursuant to the PPP Note. Based on the terms of the PPP Note, $553,329 is classified as a long-term note, net of the current portion totaling $680,327 which is classified as a current note payable.

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $1,675,987 and $1,718,864 for the quarter ended August 31, 2020 and $2,085,182 and $2,069,317 for the same quarter ended August 31, 2019. The decrease in revenues and direct costs is primarily attributable to a reduction in force resulting in a decrease in employee related costs in the quarter ended August 31, 2020 as compared to the same quarter of last year.

During the quarters ended August 31, 2020 and 2019, respectively, we incurred operating expenses of $139,755 and $92,483. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports. The increase in expenses for the quarter ended August 31, 2020 as compared to the same period in 2019 is primarily attributable to legal costs related to Cat Creek and other corporate matters.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. As of August 31, 2020, and 2019, there are no significant estimates with regard to the financial statements included with this report.

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

LAREDO OIL, INC.

(Registrant)

Date: October 15, 2020	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 15, 2020	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director