Form 10-Q
period 2020-11-30
Laredo Oil, Inc.
filed 2021-01-19
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2020

Commission File Number 333-153168

Laredo Oil, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

2021 Guadalupe Street, Ste. 260
Austin, Texas 78705
(Address of principal executive offices) (Zip code)

(512) 337-1199
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

54,514,765 shares of common stock issued and outstanding as of January 14, 2021.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2020. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on August 29, 2020. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of November 30, 2020, and the results of its operations for the three and six-month periods then ended and cash flows for the six-month periods then ended, have been included. The results of operations for the three and six-month periods ended November 30, 2020 are not necessarily indicative of the results for the full year ending May 31, 2021.

Laredo Oil, Inc.
Balance Sheets

	November 30,	May 31,
	2020 (unaudited)	2020
ASSETS
Current Assets
Cash and cash equivalents	$1,040,799	$1,532,511
Receivable – related party	24,457	32,058
Prepaid expenses and other current assets	11,313	58,492
Total Current Assets	1,076,569	1,623,061

Equity method investment	385,276	-

TOTAL ASSETS	$1,461,845	$1,623,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$77,235	$20,954
Accrued payroll liabilities	1,760,312	1,581,847
Accrued interest	285,498	259,133
Deferred management fee revenue	45,833	45,833
Notes payable – related party	350,000	350,000
Current note payable	67,290	473,778
Total Current Liabilities	2,586,168	2,731,545

Long-term note, net of current note payable	1,166,366	759,878

TOTAL LIABILITIES	3,752,534	3,491,423

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding	5,451	5,451
Additional paid in capital	8,844,592	8,844,592
Accumulated deficit	(11,140,732)	(10,718,405)

Total Stockholders’ Deficit	(2,290,689)	(1,868,362)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,461,845	$1,623,061

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2020	November 30, 2019	November 30, 2020	November 30, 2019
Management fee revenue – related party	$1,247,554	$2,036,723	$2,923,541	$4,121,905

Direct costs	1,262,837	1,951,148	2,981,701	4,020,465

Gross profit	(15,283)	85,575	(58,160)	101,440

General, selling and administrative expenses	25,046	17,136	44,043	38,954
Consulting and professional services	109,376	29,186	230,134	99,851
Total Operating Expense	134,422	46,322	274,177	138,805

Operating income/(loss)	(149,705)	39,253	(332,337)	(37,365)

Other income/(expense)
Equity method income/(loss)	(63,624)	-	(63,624)	-
Interest expense	(14,168)	(8,563)	(26,366)	(17,193)

Net income/(loss)	$(227,497)	$30,690	$(422,327)	$(54,558)

Net income/(loss) per share, basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	54,514,765	54,514,765	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Changes in Stockholders’ Deficit (Unaudited)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of May 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,718,405)	$(1,868,362)

Net Loss	-	-	-	-	-	(194,830)	(194,830)

Balance as of August 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,913,235)	$(2,063,192)

Net Income	-	-	-	-	-	(227,497)	(227,497)

Balance as of November 30, 2020	54,514,765	$5,451	-	-	$8,844,592	$(11,140,732)	$(2,290,689)

For the six months ended November 30, 2019

Balance as of May 31, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,551,489)	$(1,701,446)

Net Loss	-	-	-	-	-	(85,248)	(85,248)

Balance as of August 31, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,636,737)	$(1,786,694)

Net Income	-	-	-	-	-	30,690	30,690

Balance as of November 30, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,606,047)	$(1,756,004)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2020	November 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(422,327)	$(54,558)
Adjustments to Reconcile Net Income (Loss) to Net Cash provided by (used in) Operating Activities
Decrease in receivable – related party	7,601	10,843
Decrease in prepaid expenses and other current assets	47,179	25,625
Increase in accounts payable and accrued liabilities	261,111	112,203
Equity method loss	63,624	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(42,812)	94,113

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investment	(448,900)	-
NET CASH USED IN INVESTING ACTIVITIES	(448,900)	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents	(491,712)	94,113

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,532,511	289,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,040,799	$383,672

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Subsequent Event – Company Purchase of Stock of SORC

Subsequent to the reporting period covered by this report, pursuant to a Securities Purchase Agreement dated December 31, 2020 (the “Purchase Agreement”), by and among the Company, Alleghany Corporation (“Alleghany”), Stranded Oil Resources Corporation, a wholly-owned subsidiary of Alleghany (“SORC”), and SORC Holdings LLC, a wholly-owned subsidiary of the Company (“Buyer” or “SORC Holding”), Buyer purchased all of the issued and outstanding shares of SORC stock (the “SORC Shares”) in a transaction that closed on December 31, 2020 (the “SORC Purchase Transaction”). As consideration for the SORC Shares, Buyer paid to Alleghany $55,000 and the Company agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing. The Purchase Agreement provides for customary adjustments to the purchase price based on the effective date of December 31, 2020. SORC owns the enhancements to UGD 3.0, an improved version of the Company’s enhanced oil recovery technique utilized to produce oil from horizontally developed or mature pressure-depleted oil fields. With this acquisition of SORC, Laredo now has exclusive rights to utilize and license that technology worldwide and has acquired oilfield assets and equipment.

Further, pursuant to the SORC Purchase Agreement, Laredo and Alleghany entered into a Consulting Agreement dated as of December 31, 2020 (the “Consulting Agreement”), pursuant to which Seller agreed to pay an aggregate of approximately $1.245 million during calendar year 2021 in consideration of Laredo causing certain individuals, including Mark See, Laredo’s Chief Executive Officer and Chairman, and Chris Lindsey, Laredo’s General Counsel and Secretary, to provide consulting services to Alleghany (for a period of three years for Mr. See and one year for Mr. Lindsey).

As the Company now owns SORC, the Company will no longer receive any payments from SORC (including any Royalty payable by SORC to the Company) outlined in the Agreements with SORC enumerated in the “General” section below. As a result, except for the payments to be made in calendar year 2021 to Laredo under the Consulting Agreement, the Company will no longer receive management fee revenue from Alleghany or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction.

General – Company Business during the Reporting Period

On June 14, 2011, the Company entered into agreements with SORC to seek recovery of stranded crude oil from mature, declining oil fields by using the enhanced oil recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”). Such agreements include license agreements, management services agreements, and other agreements (collectively the “Agreements”). A description of the Agreements effective during the three- and six-month periods ended November 30, 2020 follows.

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee is $137,500 and is paid on the first day of each calendar quarter, and, as such, $45,833 has been recorded as deferred management fee revenue at November 30, 2020. In addition, SORC will reimburse the Company for monthly expenses incurred by the Service Employees in connection with their rendition of services under the MSA. The Company may submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, will determine whether or not to fund.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

As consideration for the licenses to SORC, the Company will receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of the Company formed to carry out the purposes of the Plan (the “Plan Entity”). Through November 30, 2020 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company will receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable. As the Royalty is no longer payable by SORC to the Company as a result of the SORC Purchase Transaction referenced above, there are also no longer any Incentive Royalties payable pursuant to the Plan.

Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends must be paid (in excess of $200 million as of September 30, 2020), preferred shares redeemed (in excess of $270 million as of September 30, 2020), and debt retired to comply with any loan agreements. No Royalties have been received by the Company. As referenced above, as a result of the SORC Purchase Transaction, no Royalties will be paid to the Company by SORC.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. As the Company realized a net loss for the three- and six-month periods ended November 30, 2020 and the six-month period ended November 30, 2019, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. For the three-month period ended November 30, 2019, all options and warrants potentially convertible into common equivalent shares are considered antidilutive due to the exercise prices of the instruments and have been excluded in the calculation of diluted earnings per share. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit and is dependent upon one customer for its revenue. The Company entered into the Agreements with SORC to fund operations and to provide working capital. However, as a result of the SORC Purchase Transaction, except for payments to be made in calendar year 2021 to Laredo under the Consulting Agreement, Alleghany will no longer fund operations or provide working capital to the Company or SORC. There is no assurance that in the future such financing will be available to meet the Company’s needs.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Equity Method Investment - Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method loss with a two-month lag. Accordingly, the financial results for the equity investment are reported through September 30, 2020. No impairments were recognized for the Company’s equity method investment during the quarter ended November 30, 2020. See Note 11.

NOTE 4 – REVENUE RECOGNITION

Monthly Management Fee

The Company generates monthly management revenues from fees for labor and benefit costs. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. Monthly management fee revenues of $1,110,054 and $2,648,541 were recognized for the three months and six months ended November 30, 2020, respectively. Monthly management fee revenues of $1,899,223 and $3,846,905 were recognized for the three months and six months ended November 30, 2019, respectively.

Quarterly Management Fee

The Company generates management fee revenue each quarter. The Company recognizes revenue over the applicable quarter on a straight-line basis. The management fee is billed quarterly in advance. As a result, we have recorded deferred revenue for services that have not been provided of $45,833 as of November 30, 2020. Quarterly management fees recognized for both the three and six months ended November 30, 2020 and 2019 were $137,500 and $275,000, respectively.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, equity method investments, accounts payable, accrued liabilities and notes payable. The equity method investments approximate fair value as a result of limited activity by the investee since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2020.

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and six months ended November 30, 2020 and 2019 is generated from charges to SORC. All outstanding notes payable at November 30, 2020 and May 31, 2020 are held by Alleghany Capital Corporation (“Alleghany Capital”), a wholly owned subsidiary of Alleghany. See Note 9.

Subsequent to the Company’s purchase of 100% of SORC’s stock, Alleghany and its subsidiaries are no longer a related party.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

Share based compensation expense is fully recorded with respect to stock option awards outstanding. No share based compensation expense was recorded for the three and six month periods ended November 30, 2020 or 2019.

Stock Options

No option grants were made during the first and second quarters of fiscal years 2021 and 2020.

Restricted Stock

No restricted stock was granted during the first and second quarters of fiscal years 2021 or 2020.

Warrants

No warrants were issued during the first two quarters of fiscal years 2021 or 2020. As of November 30, 2020, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants will expire June 14, 2021 and are currently exercisable.

NOTE 9 – NOTES PAYABLE

Alleghany Notes

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum. As of November 30, 2020, accrued interest totaling $278,246 is recorded in accrued interest. The interest is payable in either cash or in kind. The Loan Agreements as of November 30, 2020 are classified as short-term notes payable.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, the date of the transaction, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Transaction, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment owned by SORC Holding and to reduce the note balance with any proceeds received from any sales of such equipment. The note bears no interest until January 1, 2022 whereupon the interest rate increases to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – NOTES PAYABLE (continued)

Paycheck Protection Program Loan

	November 30,	May 31,
	2020	2020
PPP Loan	$1,233,656	$1,233,656

Total Long-Term Notes	1,233,656	1,233,656
Less amounts classified as current	67,290	473,778

Long-term note, excluding current portion	$1,166,366	$759,878

On April 28, 2020, the Company entered into a Note (the “Note”) with IBERIABANK for $1,233,656 pursuant to the terms of the Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“CARES Act”) In June 2020, the Flexibility Act which amended the CARES Act was signed into law. Pursuant to the Flexibility Act, the Note continues to accrue interest on the outstanding principal sum at the rate of 1% per annum. In addition, the initial two year Note term has been extended to five years through mutual agreement with IBERIABANK as allowed under Flexibility Act provisions.

The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within 10 months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either 8 weeks or 24 weeks.

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of November 30, 2020, interest totaling $7,252 is recorded in accrued interest on the accompanying balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note.

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

No assurance can be given that the Company will obtain forgiveness of the loan, in whole or in part. At this time, the Company has not yet applied for or received loan forgiveness and therefore have treated the PPP Note as debt. If all or a portion of a loan is ultimately forgiven, the Company plans to record income from the extinguishment of its loan obligation when it is legally released from being the primary obligor in accordance with ASC 405-20-40-1.

NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. During the first quarter of 2021, the Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. These activities included further reductions in its workforce. The Company incurred severance and related charges totaling $222,023 during the first quarter 2021. As of November 30, 2020, the Company had a remaining severance accrual of $13,224 included in accrued payroll liabilities. There were no similar accruals as of May 31, 2020.

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

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the November 30, 2020 period presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag. Results of operations are excluded for periods prior to acquisition.

Balance Sheet:	As of November 30, 2020
Current Assets	$269,533
Non-current Assets	620,385
Total Assets	$889,918
Current Liabilities	$58,440
Non-current Liabilities	60,925
Shareholders’ equity	770,553
Total Liabilities and Shareholders’ Equity	$889,918

Results of Operations:	Three and Six Months Ended November 30, 2020
Revenue	$300,885
Gross Profit	147,061
Net Loss	$(127,247)

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

Company Description and Operations

Subsequent Event – Company Purchase of Stock of SORC

Subsequent to the reporting period covered by this report, pursuant to a Securities Purchase Agreement dated December 31, 2020 (the “SORC Purchase Agreement”), by and among the Company, Alleghany Corporation (“Alleghany”), Stranded Oil Resources Corporation, a wholly-owned subsidiary of Alleghany (“SORC”), and SORC Holdings LLC, a wholly-owned subsidiary of the Company (“Buyer”), Buyer purchased all of the issued and outstanding shares of SORC stock (the “SORC Shares”) in a transaction that closed on December 31, 2020 (the “SORC Purchase Transaction”). As consideration for the SORC Shares, Buyer paid to Alleghany $55,000 and the Company agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing. The Purchase Agreement provides for customary adjustments to the purchase price based on the effective date of December 31, 2020. SORC owns the enhancements to UGD 3.0, an improved version of the Company’s enhanced oil recovery technique utilized to produce oil from horizontally developed or mature pressure-depleted oil fields. With this acquisition of SORC, Laredo now has exclusive rights to utilize and license that technology worldwide, and has acquired oilfield assets and equipment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

In connection with the SORC Purchase Transaction, the two senior promissory notes of the Company held by Alleghany were consolidated into a single Consolidated, Amended and Restated Senior Promissory Note in the amount of $631,434 (which includes all principal and accrued interest through December 31, 2020) (the “Senior Consolidated Note”), which Consolidated Note has a maturity date of June 30, 2022. The Consolidated Note is now secured by a grant to Alleghany of a security interest in certain oilfield equipment assets of SORC pursuant to a Security Agreement executed at the closing. Any proceeds received from the sale of such equipment will be applied to reduce the note balance.

Further, pursuant to the SORC Purchase Agreement, Laredo and Seller entered into a Consulting Agreement dated as of December 31, 2020 (the “Consulting Agreement”), pursuant to which Seller agreed to pay an aggregate of approximately $1.245 million during calendar year 2021 in consideration of Laredo causing certain individuals, including Mark See, Laredo’s Chief Executive Officer and Chairman, and Chris Lindsey, Laredo’s General Counsel and Secretary, to provide consulting services to Seller (for a period of three years for Mr. See and one year for Mr. Lindsey).

As the Company now owns SORC, the Agreements with SORC and Alleghany enumerated in the “General” section below are effectively terminated, including any Royalty payable by SORC to the Company. As a result, the Company will no longer receive management service fees from Alleghany or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction. Subsequent to the SORC Purchase Transaction, the Company is an exploration and production company that owns, develops and operates oil fields to increase recovery through the use of proprietary enhanced oil recovery methods. The Company has a team of experienced petroleum engineers who have been actively involved in the development of UGD 3.0, which can provide and be a valuable resource to exploration and production (“E&P”) companies seeking to enhance their oil recovery operations, and to apply to the Company’s own fields and those fields that the Company has targeted for potential acquisition. The Company plans to be opportunistic in pursuing several areas of opportunity which were completely or partially restricted under the Agreements with SORC. First, the Company is currently acquiring mineral rights in Montana (outside of Cat Creek) with the plan of developing and producing oil for its own account from properties using conventional oil recovery methods and/or its proprietary UGD 3.0 oil recovery technique. Second, the Company plans to contract to, farm-in or otherwise license its technology worldwide to other E&P companies seeking to enhance recovery from certain oil fields. Third, the Company plans to acquire and manage fields for third parties in a fashion similar to that described in the Agreements with SORC.

General – Company Business during the Reporting Period

During the reporting period, the Company was a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods. On June 14, 2011, the Company entered into agreements with Stranded Oil Resources Corporation (“SORC”) to seek recovery of stranded crude oil from mature, declining oil fields by using the enhanced oil recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”). Such agreements include license agreements, management services agreements, and other agreements (collectively the “Agreements”). See “Item 1. Business” in the Form 10-K for the period ended May 31, 2020 for a discussion of our business and our transactions with SORC.

From SORC’s formation in 2011 through September 30, 2020, Alleghany’s net investment into SORC has been more than $275 million. This investment has been channeled primarily into three major projects located in Kansas, Louisiana and Wyoming.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

The third project is located in Wyoming. On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy’s Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million. The purchase culminated a competitive bidding process that closed on October 16, 2014. Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC. The remaining surface acreage transferred in June 2015, bringing the total acres purchased to 9,318. The oil field there is operational, currently producing crude oil using both conventional and UGD production methods. Effective November 1, 2020 (with the closing occurring in late December 2020), this oil field was sold to a third party.

On June 30, 2020, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the LLC Agreement, the Company invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by a Board of Directors consisting of four directors, two of which shall be designated by the Company.

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

Liquidity and Capital Resources

During the reporting period, in accordance with the SORC license and management services agreements, the Company received from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provided the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC provided all required funding and owned any acquired assets. SORC was funded primarily by Alleghany in exchange for issuance by SORC to Alleghany of 12% Cumulative Preferred Stock. As of September 30, 2020, SORC had received more than $275 million in net funding from Alleghany. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $260 million as of September 30, 2020) would have been paid, preferred shares redeemed, and debt retired to comply with any loan agreements. With such uncertainty, Royalty cash distributions were not foreseen in the near future, and the main source of income for the Company was the management fee revenue under the Management Services Agreement.

As a result of the SORC Purchase Transaction, the Company is no longer entitled to receive management fee revenue or operations reimbursements from Alleghany or SORC. Further, the Company is no longer entitled to any Royalty cash distributions from Alleghany or SORC. The Company plans to use its cash and cash equivalents on hand, and the proceeds from the Consulting Agreement, to maintain the mineral rights acquisition program in Montana and to pay its operating costs.

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

Our cash and cash equivalents at November 30, 2020 was $1,040,799. Total debt outstanding as of the filing date of this report is $1,869,154 comprised of $628,246 owed to Alleghany Capital, which is classified as a short-term notes payable and accrued interest and $1,240,908 pursuant to the PPP Note and related accrued interest. Based on the terms of the PPP Note, $1,166,366 is classified as a long-term note, net of the current portion totaling $67,290 which is classified as a current note payable.

Results of Operations

Pursuant to the MSA with SORC, the Company received and recorded management fee revenue and direct costs totaling $1,247,544 and $1,262,837 for the quarter ended November 30, 2020 and $2,036,723 and $1,951,148 for the same quarter ended November 30, 2019. Similarly, the Company received and recorded management fee revenue and direct costs totaling $2,923,541 and $2,981,701 for the six months ended November 30, 2020 and $4,121,905 and $4,020,465 for the six months ended November 30, 2019. The decrease in revenues and direct costs is primarily attributable to a reduction in force resulting in a decrease in employee related costs in the three and six months ended November 30, 2020 as compared to the same periods in the prior fiscal year.

During the quarters ended November 30, 2020 and 2019, respectively, we incurred operating expenses of $134,422 and $46,322. The Company incurred operating expenses of $274,177 and $138,805 during the six months ended November 30, 2020 and 2019, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports. The increase in expenses for the quarter ended November 30, 2020 as compared to the same period in 2019 is primarily attributable to consulting and legal costs related to Cat Creek and the Securities Purchase Agreement.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances. As of November 30, 2020, and 2019, there are no significant estimates with regard to the financial statements included with this report.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Securities Purchase Agreement dated as of December 31, 2020, by and among the Company, Alleghany Corporation, Stranded Oil Resources Corporation and SORC Holdings LLC.

10.2	Consulting Agreement dated as of December 31, 2020, by and between the Company and Alleghany Corporation.

10.3	Consolidated, Amended and Restated Senior Promissory Note dated as of December 31, 2020, executed by the Company for the benefit of Alleghany Corporation.

10.4	Security Agreement dated as of December 31, 2020, by and among the Company, Stranded Oil Resources Corporation and Alleghany Capital.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: January 14, 2021	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 14, 2021	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director