Form 10-Q
period 2021-02-28
Laredo Oil, Inc.
filed 2021-04-19
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2021

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

54,514,765 shares of common stock issued and outstanding as of April 19, 2021.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited financial statements have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2020. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on August 29, 2020. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of February 28, 2021, and the results of its operations for the three and nine-month periods then ended and cash flows for the nine-month periods then ended, have been included. The results of operations for the three and nine-month periods ended February 28, 2021 are not necessarily indicative of the results for the full year ending May 31, 2021.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	February 28,	May 31,
	2021 (unaudited)	2020
ASSETS
Current Assets
Cash and cash equivalents	$1,865,618	$1,532,511
Receivable – related party	-	32,058
Prepaid expenses and other current assets	172,626	58,492
Total Current Assets	2,038,244	1,623,061

Property and Equipment
Oil and gas acquisition costs	230,237	-
Property and equipment, net	447,176	-
Total Property and Equipment, net	677,413	-

Equity method investment	339,617	-

TOTAL ASSETS	$3,055,274	$1,623,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$218,921	$20,954
Accrued payroll liabilities	1,536,620	1,581,847
Accrued interest	11,256	259,133
Deferred revenue	95,373	45,833
Notes payable	-	350,000
PPP loan - current	273,596	473,778
Total Current Liabilities	2,135,766	2,731,545

Long-term note payable, net of debt discount of $25,208	606,226	-
PPP loan, net of current portion	2,193,715	759,878

TOTAL LIABILITIES	4,935,707	3,491,423

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding	5,451	5,451
Additional paid in capital	8,844,592	8,844,592
Accumulated deficit	(10,730,476)	(10,718,405)

Total Stockholders’ Deficit	(1,880,433)	(1,868,362)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,055,274	$1,623,061

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Management fee revenue – related party and other	$1,382,968	$2,185,716	$4,306,509	$6,307,621

Direct costs	1,230,765	2,111,583	4,212,466	6,132,048

Gross profit	152,203	74,133	94,043	175,573

General, selling and administrative expenses	23,771	20,229	67,814	59,183
Consulting and professional services	78,366	61,665	308,500	161,516
Total Operating Expense	102,137	81,894	376,314	220,699

Operating income/(loss)	50,066	(7,761)	(282,271)	(45,126)

Other income/(expense)
Equity method income/(loss)	(45,659)		(109,283)
Gain on bargain purchase	417,901		417,901
Interest expense	(12,052)	(8,792)	(38,418)	(25,985)

Net income/(loss)	$410,256	$(16,553)	$(12,071)	$(71,111)

Net income/(loss) per share, basic and diluted	$0.01	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	54,514,765	54,514,765	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
For the nine months ended February 29, 2020

Balance as of May 31, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,551,489)	$(1,701,446)

Net Loss	-	-	-	-	-	(85,248)	(85,248)

Balance as of August 31, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,636,737)	$(1,786,694)

Net Income	-	-	-	-	-	30,690	30,690

Balance as of November 30, 2019	54,514,765	$5,451	-	-	$8,844,592	$(10,606,047)	$(1,756,004)

Net Loss	-	-	-	-	-	(16,553)	(16,553)

Balance as of February 29, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,622,600)	$(1,772,557)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
For the nine months ended February 28, 2021

Balance as of May 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,718,405)	$(1,868,362)

Net Loss	-	-	-	-	-	(194,830)	(194,830)

Balance as of August 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,913,235)	$(2,063,192)

Net Loss	-	-	-	-	-	(227,497)	(227,497)

Balance as of November 30, 2020	54,514,765	$5,451	-	-	$8,844,592	$(11,140,732)	$(2,290,689)

Net Income	-	-	-	-	-	410,256	410,256

Balance as of February 28, 2021	54,514,765	$5,451	-	-	$8,844,592	$(10,730,476)	$(1,880,433)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2021	February 29, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,071)	$(71,111)
Adjustments to Reconcile Net Loss to Net Cash provided by (used in) Operating Activities:
Amortization of debt discount	4,860	-
Bargain purchase gain	(417,901)	-
Equity method loss	109,283	-
Change in assets and liabilities:
Decrease/(increase) in receivable – related party	32,058	(279,436)
Increase in prepaid expenses and other current assets	(83,112)	(15,840)
(Decrease)/increase in accounts payable and accrued liabilities	(279,847)	434,013
Increase in deferred revenue	49,540	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(597,190)	67,626

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas field rights	(230,237)	-
Investment in SORC, net of cash acquired	375,779	-
Investment in equity method investment	(448,900)	-
NET CASH USED IN INVESTING ACTIVITIES	(303,358)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from PPP loan	1,233,655	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,233,655	-

Net change in cash and cash equivalents	333,107	67,626

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,532,511	289,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,865,618	$357,185

The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Company Purchase of Stock of SORC

Pursuant to a Securities Purchase Agreement dated December 31, 2020 (the “Purchase Agreement”), by and among the Company, Alleghany Corporation (“Alleghany”), Stranded Oil Resources Corporation, a wholly-owned subsidiary of Alleghany (“SORC”), and SORC Holdings LLC, a wholly-owned subsidiary of the Company (“Buyer” or “SORC Holding”), Buyer purchased all of the issued and outstanding shares of SORC stock (the “SORC Shares”) in a transaction that closed on December 31, 2020 (the “SORC Purchase Transaction”). As consideration for the SORC Shares, Buyer paid Alleghany $72,678 comprised of $55,000 purchase price plus a $17,678 working capital adjustment calculated in accordance with the Purchase Agreement. The Company agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing. The Purchase Agreement provides for customary adjustments to the purchase price based on the effective date of December 31, 2020.

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

The Company believes that entering the SORC Purchase Agreement was advantageous as it simplified in a timely manner the unwinding of the Agreements (defined below) entered into on June 14, 2011 and allowed the Company to acquire vehicles and oil field assets that can be utilized in future oil recovery projects.

As the Company now owns SORC, the Company no longer receives any payments from SORC (including any Royalty payable by SORC to the Company) outlined in the Agreements with SORC enumerated in the “General” section below. As a result, except for the payments to be made in calendar year 2021 to Laredo under the Consulting Agreement, the Company will no longer receive management fee revenue from Alleghany or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction.

General – Company Business during the Reporting Period

On June 14, 2011, the Company entered into agreements with SORC to seek recovery of stranded crude oil from mature, declining oil fields by using the enhanced oil recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”). Such agreements include license agreements, management services agreements, and other agreements (collectively the “Agreements”). In connection with the SORC Purchase Transaction, SORC’s obligations under the Agreements terminated effective as of December 31, 2020. A description of the Agreements effective during the three- and nine-month periods ended February 28, 2021 follows.

The Agreements stipulate that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee totals $137,500 and is paid on the first day of each calendar quarter, with the last payment being received October 1, 2020. In addition, prior to December 31, 2020, SORC reimbursed the Company for monthly expenses incurred by Service Employees in connection with their rendition of services under the MSA. The Company could also submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, determined whether or not to fund.

As consideration for the licenses to SORC, the Company was to receive a 19.49% interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned by the Company to Laredo Royalty Incentive Plan, LLC, a special purpose Delaware limited liability company and wholly owned subsidiary of the Company formed to carry out the purposes of the Plan (the “Plan Entity”). Through February 28, 2021 the subsidiary has received no distributions from SORC. As a result of the assignment of the Incentive Royalty to the Plan Entity, the Royalty retained by the Company has been reduced from 19.49% to 17.24% subject to reduction to 15% under certain events stipulated in the SORC License Agreement. Additionally, in the event of a SORC initial public offering or certain other defined corporate events, the Company was to receive 17.24%, subject to reduction to 15% under the SORC License Agreement, of the SORC common equity or proceeds emanating from the event in exchange for termination of the Royalty. Under certain circumstances regarding termination of exclusivity and license terminations, the Royalty could be reduced to 7.25%. If any Incentive Royalty is funded as a result of those conditions being met, the Company may record compensation expense for the fair value of the Incentive Royalty, once all pertinent factors are known and considered probable. As the Royalty is no longer payable by SORC to the Company as a result of the SORC Purchase Transaction referenced above, there are also no longer any Incentive Royalties payable pursuant to the Plan.

Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends would have been required to be paid (in excess of $200 million as of December 31, 2020), preferred shares redeemed (in excess of $270 million as of December 31, 2020), and debt retired to comply with any loan agreements. No Royalties have been received by the Company. As referenced above, as a result of the SORC Purchase Transaction, no Royalties will be paid to the Company by SORC in the future.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. As the Company realized a net loss for the nine-month period ended February 28, 2021 and the three- and nine-month periods ended February 29, 2020, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. For the three-month period ended February 28, 2021, all options and warrants potentially convertible into common equivalent shares are considered antidilutive due to the exercise prices of the instruments and have been excluded in the calculation of diluted earnings per share. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit and historically has been dependent upon one customer for its revenue. The Company entered into the Agreements with SORC to fund operations and to provide working capital. However, as a result of the SORC Purchase Transaction, except for payments to be made in calendar year 2021 to Laredo under the Consulting Agreement, Alleghany will no longer fund operations or provide working capital to the Company or SORC. There is no assurance that in the future such financing will be available to meet the Company’s needs.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Laredo Oil and its subsidiaries after elimination of intercompany balances and transactions.

Equity Method Investment - Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method loss with a two-month lag. Accordingly, the financial results for the equity investment are reported through December 31, 2020. No impairments were recognized for the Company’s equity method investment during the quarter ended February 28, 2021. See Note 12.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – ACQUISITION OF SORC

Purchase Price Allocation

We have accounted for the Acquisition of SORC as a business combination using the acquisition method. The following table represents the allocation of the total purchase price of SORC to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date.

Preliminary Purchase Price Allocation
Consideration:
Cash	$55,000
Working capital adjustment	17,678
Total Consideration	$72,678

Fair Value of Assets Acquired:
Cash and cash equivalents	$448,457
Prepaid expenses and other assets	31,022
Property and equipment	447,176
Amounts attributable to assets acquired	$926,655

Fair Value of Liabilities Assumed:
Current Liabilities	$436,076
Amounts attributable to liabilities assumed	$436,076

Total identifiable net asset	$417,901

Bargain purchase gain	$417,901

Financial Information

Pursuant to Topic 2, section 2010 of the SEC financial reporting manual, the Company evaluated the business combination. Prior to the acquisition by the Company, SORC sold all operating assets, terminated all employees and no longer maintained any of the business processes that previously existed. Accordingly, the Company has determined the transaction is considered an asset acquisition only. As a result, historical financial statements are not considered relevant to the ongoing operations and are not required.

In connection with the acquisition, the Company received tangible assets which had previously been written off by the Seller. This previous reduction in asset values in combination with the Seller’s desire to close the transaction on an accelerated basis enabled the Company to obtain the assets at a lower price resulting in the recognition of a bargain purchase gain.

For the period from December 31, 2020 to February 28, 2021, there are no revenues and $4,860 interest expense recorded related to the debt discount amortization.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – REVENUE RECOGNITION

Monthly Management Fee

The Company generates monthly management revenues from fees for labor and benefit costs. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. Monthly management fee revenues of $1,046,390 and $3,694,931 were recognized for the three months and nine months ended February 28, 2021, respectively. Monthly management fee revenues of $2,048,216 and $5,895,121 were recognized for the three months and nine months ended February 29, 2020, respectively.

Quarterly Management Fee

The Company generates management fee revenue each quarter. The Company recognizes revenue over the applicable quarter on a straight-line basis. Pursuant to the SORC Purchase Agreement, the quarterly management fee has been terminated effective December 31, 2020 and no additional quarterly fees have been recognized. Prior to December 31, 2020 the management fee is billed quarterly in advance. Quarterly management fees recognized for three and nine months ended February 28, 2021 were $45,833 and $320,833. Quarterly management fees recognized for three and nine months ended February 29, 2020 were $137,500 and $412,500, respectively.

Other Revenue

The Company and Alleghany have entered into a Consulting agreement (see Note 1), where Alleghany is obligated to pay the Company a total of $1,144,471, in quarterly payments beginning January 1, 2021, in consideration for making certain individuals available for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany's previous ownership of SORC. Two individuals are committed for a one-year period ending December 31, 2021, and one individual is committed for a three year period ending December 31, 2023. The Company's management believes that any work necessary under this obligation will in fact be completed by December 31, 2021, and is recognizing revenue on a monthly basis over the year ended December 31, 2021. Unearned revenue related to amounts received but not yet earned under this contract at February 28, 2021 totaled $95,373. In addition, Alleghany paid the Company $100,000 on January 1, 2021, to be paid to an individual, with no further performance obligations. Other Revenue for both the three and nine months ended February 28, 2021 was $290.745.

NOTE 6 – RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, equity method investments, accounts payable, accrued liabilities and notes payable. The equity method investments approximate fair value as a result of limited activity by the investee since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2021.

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term notes payable approximates the carrying value.

NOTE 8 – RELATED PARTY TRANSACTIONS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued)

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

SORC and Alleghany are considered related parties under FASB ASC 850. All management fee revenue reported by the Company for the three and nine months ended February 28, 2021 and February 29, 2020 is generated from charges to SORC. All outstanding notes payable at February 28, 2021 and May 31, 2020 are held by Alleghany Capital Corporation (“Alleghany Capital”), a wholly owned subsidiary of Alleghany. See Note 9.

Subsequent to the Company’s purchase of 100% of SORC’s stock on December 31, 2020, Alleghany and its subsidiaries are no longer a related party.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

Share based compensation expense is fully recorded with respect to stock option awards outstanding. No share based compensation expense was recorded for the three and nine month periods ended February 28, 2021 or February 29, 2020.

Stock Options

No option grants were made during the first, second and third quarters of fiscal years 2021 and 2020.

Restricted Stock

No restricted stock was granted during the first, second and third quarters of fiscal years 2021 or 2020.

Warrants

No warrants were issued during the first three quarters of fiscal years 2021 or 2020. As of February 28, 2021, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Company’s original transaction with Alleghany in June 2011. The warrants will expire June 14, 2021 and are currently exercisable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE

Alleghany Notes

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrue interest on the outstanding principal of $350,000 at the rate of 6% per annum, with a due date of December 31, 2020 as of May 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, the date of the transaction, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Transaction, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. The note bears no interest until January 1, 2022 whereupon the interest rate increases to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The Senior Consolidated Note is recorded as a long-term note payable, net of debt discount as of February 28, 2021.

Paycheck Protection Program Loan

	February 28,	May 31,
	2021	2020
Total PPP Loan	$2,467,311	$1,233,656
Less amounts classified as current	273,596	473,778

PPP loan, excluding current portion	$2,193,715	$759,878

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

In February, 2021, the Company drew an additional $1,233,655 under the PPP Second Draw Loans, bringing the total principal borrowed to $2,467,311. The additional draw is under the same terms and conditions as the first PPP loan.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE (continued)

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of February 28, 2021, interest totaling $11,256 is recorded in accrued interest on the accompanying balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note.

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

NOTE 11 – EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. During the first quarter of 2021, the Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. During third quarter of 2021 and in connection with the SORC purchase agreement and termination of the Alleghany Agreements, the Company continued to reduce expenses. These activities included further reductions in its workforce. The Company incurred severance and related charges totaling $222,023 during the first quarter 2021 and $284,113 during the third quarter 2021. As of February 28, 2021, the Company has no remaining severance accrual included in accrued payroll liabilities. There were no similar accruals as of May 31, 2020.

NOTE 12 – EQUITY METHOD INVESTMENT

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – EQUITY METHOD INVESTMENT (continued)

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the February 28, 2021 period presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag. Results of operations are excluded for periods prior to acquisition.

Balance Sheet:	As of February 28, 2021
Current Assets	$179,473
Non-current Assets	601,878
Total Assets	$781,351

Current Liabilities	$14,384
Non-current Liabilities	87,733
Shareholders’ equity	679,234
Total Liabilities and Shareholders’ Equity	$781,351

Results of Operations:	Three Months Ended February 28, 2021	Nine Months Ended February 28, 2021
Revenue	$474,044	$774,929
Gross Profit	236,258	383,319
Net Loss	$(91,319)	$(218,566)

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

Company Description and Operations

Company Purchase of Stock of SORC

Pursuant to a Securities Purchase Agreement dated December 31, 2020 (the “SORC Purchase Agreement”), by and among the Company, Alleghany Corporation (“Alleghany”), Stranded Oil Resources Corporation, a wholly-owned subsidiary of Alleghany (“SORC”), and SORC Holdings LLC, a wholly-owned subsidiary of the Company (“Buyer”), Buyer purchased all of the issued and outstanding shares of SORC stock (the “SORC Shares”) in a transaction that closed on December 31, 2020 (the “SORC Purchase Transaction”). As consideration for the SORC Shares, Buyer paid to Alleghany $72,678 comprised of $55,000 purchase price plus a $17,678 working capital adjustment calculated in accordance with the Purchase Agreement. The Company agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing. The Purchase Agreement provides for customary adjustments to the purchase price based on the effective date of December 31, 2020.

The Company believes that entering the SORC Purchase Agreement was advantageous as it simplified in a timely manner the unwinding of the Agreements entered into on June 14, 2011 and allowed the Company to acquire vehicles and oil field assets that can be utilized in future oil recovery projects.

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

As the Company now owns SORC, the Agreements with SORC and Alleghany enumerated in the “General” section below are effectively terminated, including any Royalty payable by SORC to the Company. As a result, the Company will no longer receive management service fees from Alleghany or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction. Subsequent to the SORC Purchase Transaction, the Company is an exploration and production company that owns, develops and operates oil fields to increase recovery through the use of proprietary enhanced oil recovery methods. The Company has a team of experienced petroleum engineers who have been actively involved in the development of UGD 3.0, which can provide and be a valuable resource to exploration and production (“E&P”) companies seeking to enhance their oil recovery operations, and to apply to the Company’s own fields and those fields that the Company has targeted for potential acquisition. The Company plans to be opportunistic in pursuing several areas of opportunity which were completely or partially restricted under the Agreements with SORC. First, the Company is currently acquiring mineral rights in Montana (outside of Cat Creek) with the plan of developing and producing oil for its own account from properties using conventional oil recovery methods and/or its proprietary UGD oil recovery technique. Second, the Company seeks to contract to, farm-in or otherwise license its technology worldwide to other E&P companies seeking to enhance recovery from certain oil fields. Third, the Company plans to acquire and manage fields for third parties in a fashion similar to that described in the Agreements with SORC.

General – Company Business during the Reporting Period

During the reporting period, the Company was a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery methods. On June 14, 2011, the Company entered into agreements with Stranded Oil Resources Corporation (“SORC”) to seek recovery of stranded crude oil from mature, declining oil fields by using the enhanced oil recovery (“EOR”) method known as Underground Gravity Drainage (“UGD”). Such agreements include license agreements, management services agreements, and other agreements (collectively the “Agreements”). See “Item 1. Business” in the Form 10-K for the period ended May 31, 2020 for a discussion of our business and our transactions with SORC. In connection with the SORC Purchase Transaction referenced above, these Agreements terminated effective as of December 31, 2020.

From SORC’s formation in 2011 through December 31, 2020, Alleghany’s net investment into SORC has been more than $275 million. This investment has been channeled primarily into three major projects located in Kansas, Louisiana and Wyoming, all of which were sold by SORC prior to the Company’s acquisition of SORC from Alleghany on December 31, 2020.

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

Liquidity and Capital Resources

Through December 31, 2020, in accordance with the SORC license and management services agreements, the Company received from SORC sufficient working capital necessary to meet its obligations under the Agreements. The Company provided the know-how, expertise, and management required to identify, evaluate, acquire, test and develop targeted properties, and SORC provided all required funding and owned any acquired assets. SORC was funded primarily by Alleghany in exchange for issuance by SORC to Alleghany of 12% Cumulative Preferred Stock. As of December 31, 2020, SORC had received more than $275 million in net funding from Alleghany. Prior to the Company receiving any Royalty cash distributions from SORC, all SORC preferred share accrued dividends (in excess of $200 million as of December 31, 2020) would have been required to be paid, preferred shares redeemed (in excess of $270 million as of December 31, 2020), and debt retired to comply with any loan agreements. With such uncertainty, Royalty cash distributions were not foreseen in the near future, and the main source of income for the Company was the management fee revenue under the Management Services Agreement.

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

On April 28, 2020, the Company entered into a note in the amount of $1,233,656 (the “First PPP Note”) pursuant to the terms of the Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief and Economic Security (CARES) Act (the “Program”). The Program provides loans to qualifying businesses for amount up to 2.5 times the average monthly payroll expenses of the qualifying business.

Effective as of February 3, 2021, the Company entered into a note in the amount of $1,233,655 (the “Second PPP Note” and, together with the First PPP Note, the “PPP Notes”) for a second draw under the Program.

Under the terms of the Program, PPP loan participants can apply for and be granted forgiveness for all or a portion of the loan (including interest) granted pursuant to the PPP. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for eligible purposes. No assurance can be given that the Company will obtain forgiveness of the PPP Notes, in whole or part.

Our cash and cash equivalents at February 28, 2021 was $1,865,618. Total debt outstanding as of the filing date of this report is $3,073,537 comprised of $606,226, recorded net of $25,208 deferred debt discount and owed to Alleghany Capital, which is classified as a short-term notes payable and $2,467,311 pursuant to the PPP Notes and related accrued interest. Based on the terms of the PPP Notes, $2,193,715 is classified as a long-term note, net of the current portion totaling $273,596 which is classified as a current note payable.

Results of Operations

Pursuant to the MSA with SORC, which terminated effective December 31, 2020 in connection with the SORC Purchase Transaction, the Company received and recorded management fee revenue and direct costs totaling $1,092,223 and $1,230,765 for the quarter ended February 28, 2021 and $2,185,716 and $2,111,583 for the same quarter ended February 29, 2020. Similarly, the Company received and recorded management fee and other revenue and direct costs totaling $4,015,764 and $4,212,466 for the nine months ended February 28, 2021 and $6,307,621 and $6,132,048 for the nine months ended February 29, 2020. The Company received and recorded other revenues totaling $290,745 for both the three and nine months ended February 28, 2021. No similar other revenues were recorded in the three and nine months ended February 29, 2020. The decrease in revenues and direct costs is primarily attributable to the termination of the MSA with SORC resulting in a reduction in force contributing to the decrease in employee related costs in the three and nine months ended February 28, 2021 as compared to the same periods in the prior fiscal year.

During the quarters ended February 28, 2021 and February 29, 2020, respectively, we incurred operating expenses of $102,137 and $81,894. The Company incurred operating expenses of $376,314 and $220,699 during the nine months ended February 28, 2021 and February 29, 2020, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports. The increase in expenses for the quarter ended February 28, 2021 as compared to the same period in 2019 is primarily attributable to consulting and legal costs related to investment in Cat Creek and the Securities Purchase Agreement.

Due to the nature of the Agreements, the Company has been relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates and assumptions based on currently available information, historical experience and various other factors we believe to be reasonable under the circumstances. Significant estimates in these financial statements include estimates related to purchase price allocation. Changes in the status of certain facts or circumstances could result in a material change to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Securities Purchase Agreement dated as of December 31, 2020, by and among the Company, Alleghany Corporation, Stranded Oil Resources Corporation and SORC Holdings LLC, included as Exhibit 10.1 to our 10-Q filed January 14, 2021 and incorporated herein by reference.

10.2	Consulting Agreement dated as of December 31, 2020, by and between the Company and Alleghany Corporation included as Exhibit 10.2 to our 10-Q filed January 14, 2021 and incorporated herein by reference.

10.3	Consolidated, Amended and Restated Senior Promissory Note dated as of December 31, 2020, executed by the Company for the benefit of Alleghany Corporation included as Exhibit 10.3 to our 10-Q filed January 14, 2021 and incorporated herein by reference.

10.4	Security Agreement dated as of December 31, 2020, by and among the Company, Stranded Oil Resources Corporation and Alleghany Capital included as Exhibit 10.4 to our 10-Q filed January 14, 2021 and incorporated herein by reference.

10.5	Note dated effective as of February 3, 2021, executed by the Company in favor of First Horizon Bank.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: April 19, 2021	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 19, 2021	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director