Form 10-K
period 2021-05-31
Laredo Oil, Inc.
filed 2021-09-14
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 333-153168

Laredo Oil, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	26-2435874
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2021 Guadalupe Street, Ste. 260; Austin, TX 78705
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

The aggregate market value of the registrant’s outstanding shares of voting common stock held by non-affiliates based on the closing price of these shares on November 30, 2020 of $0.02 per share as reported on the OTC Bulletin Board, was $0.39 million. That date was the last business day of the most recently completed second fiscal quarter when shares were traded. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock are considered affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 14, 2021 the registrant had 54,514,765 shares of voting common stock outstanding.

LAREDO OIL, INC.

LAREDO OIL, INC.

ANNUAL REPORT FOR THE YEAR ENDED MAY 31, 2021 ON FORM 10-K

PART I

Item 1. Business

Summary

Laredo Oil, Inc. (“the Company”) is an oil exploration and production (“E&P”) company primarily engaged in acquisition and exploration efforts for mineral properties. From June 14, 2011 to December 31, 2020, the Company was a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery (“EOR”) methods for its sole customer, Stranded Oil Resources Corporation (“SORC”), a wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. After a change in control in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil using EOR methods. The Company was unable to raise the capital required to purchase any suitable oil fields. On June 14, 2011, the Company entered into several agreements with SORC to seek recovery of stranded crude oil from mature, declining oil fields by using the EOR method known as Underground Gravity Drainage (“UGD”). Such agreements consisted of a license agreement between the Company and SORC (the “SORC License Agreement”), a license agreement between the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”) (the “MS-Company License Agreement”), an Additional Interests Grant Agreement between the Company and SORC, a Management Services Agreement between the Company and SORC (the “MSA”), a Finder’s Fee Agreement between the Company and SORC (the “Finder’s Fee Agreement”), and a Stockholders Agreement (the “Stockholders Agreement”) among the Company, SORC and Alleghany Capital Corporation, a subsidiary of Alleghany (“Alleghany Capital”), each of which were dated June 14, 2011 (collectively, the “2011 SORC Agreements”).

Pursuant to a Securities Purchase Agreement dated December 31, 2020 (the “SORC Purchase Agreement”), by and among the Company, Alleghany, SORC, and SORC Holdings LLC, a wholly-owned subsidiary of the Company (“SORC Holdings”), SORC Holdings purchased all of the issued and outstanding shares of SORC stock (the “SORC Shares”) in a transaction that closed on December 31, 2020 (the “SORC Purchase Transaction”). As consideration for the SORC Shares, SORC Holdings paid Alleghany $72,678 (comprised of $55,000 purchase price plus a $17,678 working capital adjustment calculated in accordance with the SORC Purchase Agreement), and the Company agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing. The SORC Purchase Agreement provides for customary adjustments to the purchase price based on the effective date of December 31, 2020. In connection with the SORC Purchase Transaction, the 2011 SORC Agreements were terminated effective as of December 31, 2020.

Further, pursuant to the SORC Purchase Agreement, the Company and Alleghany entered into a Consulting Agreement dated as of December 31, 2020 (the “Alleghany Consulting Agreement”), pursuant to which Alleghany agreed to pay an aggregate of approximately $1.245 million during calendar year 2021 in consideration of the Company causing certain individuals, including Mark See, the Company’s Chief Executive Officer and Chairman, and Chris Lindsey, the Company’s General Counsel and Secretary, to provide consulting services to Alleghany (for a period of three years for Mr. See and one year for Mr. Lindsey).

The Company believes that the SORC Purchase Transaction was advantageous as it simplified in a timely manner the unwinding of the 2011 SORC Agreements and allowed the Company to acquire vehicles and oil field assets that can be utilized in future oil recovery projects.

As the Company now owns SORC and the 2011 SORC Agreements have been terminated, the Company no longer receives any payments from SORC (including any Royalty payable by SORC to the Company) outlined in the 2011 SORC Agreements. As a result, except for the payments to be made in calendar year 2021 to the Company under the Alleghany Consulting Agreement, the Company will no longer receive management fee revenue from Alleghany or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction.

Item 1. Business - continued

During the period from June 14, 2011 through December 31, 2020, Company management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing UGD projects, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon the knowledge gained, the Company has identified and has acquired 23,739 acres of mineral properties in Montana. An initial target of 10 drilling locations has been identified with the intention to drill a development well there in calendar year 2021 and, if that well yields anticipated results, the Company plans to develop the field thereafter.

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). Cat Creek entered into an Asset Purchase and Sale Agreement (the “Cat Creek Purchase Agreement”) with Carrell Oil Company (“Carrell Oil”) on July 1, 2020 for the purchase of the Cat Creek Properties from Seller. Upon closing under the Cat Creek Purchase Agreement, Carrell received consideration of $400,000, subject to certain adjustments resulting from pre- and post-effective date revenue, expense and tax allocations. In accordance with the LLC Agreement, the Company invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by a Board of Directors consisting of four directors, two of which shall be designated by the Company.

The original UGD method used conventional mining processes to establish a drilling chamber underneath an existing oil field from where closely spaced wellbores were intended to be drilled up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores. As experience has been gained through practical application of the processes involved in oil recovery, variants of the UGD concept are continually developed and evaluated. The UGD method is applicable to mature oil fields that have very specific geological characteristics. The Company has done extensive research and has identified oil fields within the United States that it believes are qualified for UGD recovery methods. We believe the costs of implementing the UGD method are significantly lower than those presently experienced by other commonly used EOR methods. We also estimate that we can materially increase the field oil production rate from prior periods and, in some cases, recover amounts of oil equal to or greater than amounts previously recovered from the mature fields selected.

Our shares are currently listed for trading on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol LRDC. As of the date of this report, there has been light to medium trading for our common stock and we cannot provide assurance that an active trading market for our securities will ever develop.

General – Company Business during the Reporting Period until December 31, 2020

A description of the 2011 SORC Agreements effective during all periods shown prior to and including December 31, 2020 follows. In connection with the SORC Purchase Transaction, the 2011 SORC Agreements were terminated effective as of December 31, 2020.

The 2011 SORC Agreements stipulated that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee totals $137,500 and is paid on the first day of each calendar quarter, with the last payment being received October 1, 2020. In addition, prior to December 31, 2020, SORC reimbursed the Company for monthly expenses incurred by Service Employees in connection with their rendition of services under the MSA. The Company could also submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, determined whether or not to fund.

Item 1. Business - continued

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

Competition

Our operating results are largely dependent upon competition from other oil companies in all areas of operation, including the acquisition of mature fields, and that such competitors may include large, well established companies with substantial capital resources.

Pandemic; Oil and Gas Price Volatility

Market prices for oil and gas collapsed in the first six months of calendar year 2020 as the combination of the COVID-19 global pandemic (the “Pandemic”) and geopolitical tensions among the world’s energy producers resulted in the simultaneous reduction of demand and increase in supply of crude. The price shock has adversely affected the results, prospects and values of investments in energy-related businesses which businesses are likely to remain pressured until the uncertainty around the Pandemic and the price of energy products recovers. Although prices recovered somewhat over the first half of calendar year 2021, they still remain volatile.

The long-term impacts of the global emergence of novel coronavirus 2019 (“COVID-19”) on our business are currently unknown. In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak in China to adopt social distancing policies at our locations, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. We anticipate that the global health crisis caused by COVID-19 will continue to negatively impact business activity. We have observed declining demand and price reductions in the oil and gas sector as business and consumer activity decelerates across the globe. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments.

Item 1. Business - continued

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of 2021.

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

Company operations are subject to hazards and risks inherent in drilling for and producing and transporting oil, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to Company properties and those of others. The Company maintains insurance against some, but not all, of the risks described above. In particular, the insurance we maintain does not cover claims relating to failure of title to oil leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. The occurrence of an event that is not covered, or not fully covered, by insurance which we maintain or may acquire, could have a material adverse effect on our sales in the period such event may occur.

Governmental Regulation

Oil and natural gas exploration, production, transportation and marketing activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including but not limited to the Mine Safety and Health Administration (“MSHA”), the Federal Energy Regulatory Commission (“FERC”), the Environmental Protection Agency (“EPA”), the Bureau of Land Management (“BLM”), and various state regulatory agencies. Failure to comply with such laws, rules and regulations can result in substantial penalties, including the delay or stopping of our operations. The legislative and regulatory burden on the oil industry increases our cost of doing business.

State regulatory agencies, as well as the federal government when operating on federal or Indian lands, require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil. These governmental authorities also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. In each jurisdiction, we will most likely need exceptions to some regulations requiring regulatory approval. All of these matters could affect our operations.

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

Item 1. Business - continued

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

Facilities

Our principal executive office is located at 2021 Guadalupe Street, Ste. 260, Austin, Texas 78705.

Employer

As of May 31, 2021, we had 10 full-time employees and two non-employee directors.

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

Item 2. Properties

We currently do not own any real property. Physical property consists of vehicles and oil field equipment located in Montana and Wyoming.

Item 3. Legal Proceedings

On February 4, 2021, a case captioned Lustre Oil Company LLC and Erewhon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC was filed in the Montana Seventeenth Judicial District Court for Valley County by Lustre Oil Company LLC, a subsidiary of the Company (“Lustre”), to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property subject to such mineral leases.

Except as set forth above, we are not currently involved in any other legal proceedings and we are not aware of any other pending or potential legal actions.

As of May 31, 2021, there are no known environmental or other regulatory matters related to our operations that are reasonably expected to result in a material liability to us.

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

Laredo Oil, Inc. High/Low Market Bid Prices ($)
	Fiscal Q1: Jun 2020 — Aug 2020	Fiscal Q2: Sep 2020 — Nov 2020	Fiscal Q3: Dec 2020— Feb 2021	Fiscal Q4: Mar 2021 — May 2021
High Bid	0.0255	0.016	0.0933	0.222
Low Bid	0.0077	0.01	0.0102	0.0441

	Fiscal Q1: Jun 2019 — Aug 2019	Fiscal Q2: Sep 2019 — Nov 2019	Fiscal Q3: Dec 2019— Feb 2020	Fiscal Q4: Mar 2020 — May 2020
High Bid	0.0441	0.0385	0.066	0.0481
Low Bid	0.022	0.0214	0.02	0.015

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

Holders

As of September 14, 2021, the Company had 54,514,765 shares of common stock issued and outstanding estimated to be held by more than 700 beneficial holders including those who own units through their brokers “in street name”. The Company also had outstanding options to purchase 1,600,000 shares of common stock at $0.074 per share, 200,000 shares of common stock at $0.25 per share, 800,000 shares of common stock at $0.36 per share, 1,100,000 shares of common stock at $0.38 per share, 600,000 shares of common stock at $0.40 per share, 100,000 shares of common stock at $0.405, and 1,500,000 shares of common stock at $2.00 per share, all of which total 5,900,000 shares. Of those options, 4,300,000 are fully vested and the remaining 1,600,000 options vest monthly to be fully vested on July 1, 2024. If shares underlying all options were issued, the fully diluted number of shares outstanding would be 60,414,765 shares. Other than three months after an employee terminates, options expire over a range of dates starting in April 2022 and ending in July 2031

Dividends

Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Until December 31, 2020, the Company continued to manage the Alleghany subsidiary SORC. See “Item 1. Business” for a discussion of our business and our transactions with SORC. On December 31, 2020, the Company purchased 100% of the stock of SORC from Alleghany. Prior to its purchase by the Company, SORC sold the assets of three major projects, described below, and transferred funds therefrom to Alleghany. The Company acquired vehicles and oil field assets with the SORC purchase that were not included in the project sales.

The first project was located in Kansas. SORC funds had been used to acquire oil and gas leases and to purchase mineral rights totaling approximately 2,500 acres and used to construct and develop an Underground Gravity Drainage (“UGD”) facility. SORC completed construction of its underground facility in 2014 and commenced its drilling program in 2015. After a thorough evaluation of the project, SORC sold substantially all its assets to third parties as of December 29, 2017 and no longer had oil and gas properties in Kansas.

The second project was located in Louisiana where SORC had acquired oil and gas leases on approximately 9,244 acres in a targeted oil reservoir. The oil field assets there were operational, producing crude oil using both conventional and UGD production methods, and were sold to a third party effective July 1, 2020.

The third project was located in Wyoming. On January 30, 2015, SORC, through one of its subsidiaries, purchased the Department of Energy’s Naval Petroleum Reserve Number 3 (NPR-3), the Teapot Dome Oilfield, for $45.2 million. The purchase culminated a competitive bidding process that closed on October 16, 2014. Under the terms of the sale, operation and ownership of all of NPR-3’s mineral rights and approximately 9,000 acres of land immediately transferred to SORC. The remaining surface acreage transferred in June 2015, bringing the total acres purchased to 9,318. The oil field there was sold to a third party on December 31, 2020.

During the period from June 14, 2011 through December 31, 2020, Company management gained specialized know-how and operational experience implementing UGD projects, as well as experience developing conventional oil wells. Based upon the knowledge gained, the Company has identified and has acquired 23,739.9 acres of mineral properties in Montana with the intention to drill a development well there in calendar year 2021 and, based upon successful results, will develop the field thereafter.

Liquidity and Capital Resources

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

On April 28, 2020, the Company entered into a note in the amount of $1,233,656 (the “First PPP Note”) pursuant to the terms of the Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief and Economic Security (CARES) Act (the “Program”). The Program provides loans to qualifying businesses for amount up to 2.5 times the average monthly payroll expenses of the qualifying business. On July 19, 2021, the Company was notified that the SBA forgave $1,209,809 of the note, leaving $23,847 payable over the remaining life of the five-year loan. The loan will be repaid through monthly payments of principal and accrued interest in the amount of $559 beginning September 1, 2021 and ending April 28, 2025 with the final payment including all outstanding principal as well as accrued interest through that date.

Effective as of February 3, 2021, the Company entered into a note in the amount of $1,233,655 (the “Second PPP Note” and, together with the First PPP Note, the “PPP Notes”) for a second draw under the Program.

Under the terms of the Second PPP Note, PPP loan participants can apply for and be granted forgiveness for all or a portion of the loan (including interest) granted pursuant to the PPP. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for eligible purposes. No assurance can be given that the Company will obtain forgiveness of the Second PPP Note, in whole or part.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Our cash and cash equivalents at May 31, 2021 was $1,196,650. Total debt outstanding as of May 31, 2021 is $3,067,616 comprised of $600,305, recorded net of $17,629 deferred debt discount and owed to Alleghany Capital, which is classified as a short-term notes payable and $2,467,311 pursuant to the PPP Notes. Based on the terms of the PPP Notes, $1,246,486 is classified as a long-term note, net of the current portion totaling $1,220,825 which is classified as a current note payable and includes the $1,209,809 balance forgiven in July 2021.

Recently issued accounting pronouncements

Refer to Note 3 of the Notes to Consolidated financial statements for a discussion of recently issued accounting pronouncements.

Results of Operations

Pursuant to the Management Services Agreement with SORC, which terminated effective December 31, 2020 in connection with the SORC Purchase Transaction, the Company received and recorded management fee revenue and direct costs totaling $4,015,763 and $4,775,976, respectively, for the fiscal year ending May 31, 2021 and $8,145,167 and $7,968,985, respectively, for the fiscal year ending May 31, 2020. The decrease in revenues and direct costs is primarily attributable to the termination of the MSA with SORC resulting in a reduction in force contributing to the decrease in employee related costs as well as the cessation of the related monthly and quarterly management fee revenues in fiscal year ending May 31, 2021 as compared to fiscal year ending May 31, 2020. Offsetting the decrease in the management fee revenue is an increase in other revenue totaling $576,863 recorded for continued consulting services after the termination of the MSA.

During the years ended May 31, 2021 and 2020, respectively, we incurred operating expenses of $499,332 and $307,048. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required reports and stock option compensation expense. The increase in expenses for the year ended May 31, 2021 as compared to the same period in 2020 is primarily attributable to consulting and legal costs related to investment in Cat Creek and the Securities Purchase Agreement. The Company also experienced increases in other general and administrative expenses including insurance, IT and internet services and transfer agent fees, as well as depreciation expense in connection with the acquired property, plant and equipment.

Due to the nature of the Agreements, the Company is relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

Critical Accounting Policies and Estimates

The process of preparing consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include estimates related to purchase price allocation. Changes in the status of certain facts or circumstances could result in a material change to the estimates used in the preparation of the consolidated financial statements and actual results could differ from the estimates and assumptions.

Off Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements or other such unrecorded obligations, and we have not guaranteed the debt of any other party.

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2021. As we grow, we are working on further improving our segregation of duties and level of supervision.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended May 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 30, 2021, the name, age, and position of each executive officer and director and the term of office of each director of the Company.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	61	Director	March 1, 2011
Michael H. Price	73	Independent Director	August 3, 2012
Mark See	60	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	74	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

MICHAEL H. PRICE, has served as a director of the company since August 1, 2012 and has over 40 years of senior financial and petroleum experience in the global oil and gas industry. He has been a principal in Octagon Energy Advisors, a Houston based energy investment advisory firm, from 2002 to the present. The firm advises financial institutions and institutional investors participating in energy investments. Since 2008, he has been a Managing Director at ING Capital which provides debt financing to domestic exploration and production companies. From 1998 through 2002, Mr. Price was the Chief Financial Officer of Forman Petroleum Corporation. Before that, Mr. Price was Managing Director at Chase Manhattan Bank for fifteen years where he was in charge of technical support for Chase’s worldwide energy merchant banking activities. In his early career, he worked as a consulting principal on domestic petroleum engineering and landowner matters, and gained extensive international experience working with major oil companies in a variety of operating positions. He holds a BS and MS from Illinois Institute of Technology, an MBA from the University of Chicago, a M.Sc. from the London School of Economics, and a MS in Petroleum Engineering from Tulane University.

Item 10. Directors, Executive Officers and Corporate Governance - continued

MARK SEE has been the Chief Executive Officer and Chairman of the Board of Directors for the Company since October 16, 2009. He has over 25 years of experience in tunneling, natural resources and the petroleum industries. He was the founder and founding CEO of Rock Well Petroleum, a private oil & gas company from January 2005 until December 2008 and worked from then until October of 2009 forming Laredo Oil. He was employed with Albian Sands as the Manager for the Alberta Oil Sands Projects at Fort McMurray, Alberta, Canada, a joint venture between Shell Canada and Chevron. Mr. See was also President of Oil Recovery Enhancement LLC in Bozeman, Montana, a private oil company. He was selected as one of the top 25 Engineers in North America by the Engineering News Record for his innovations in the petroleum industry. He is a member of the Society of Mining Engineers and the Society of Petroleum Engineers.

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

Item 10. Directors, Executive Officers and Corporate Governance - continued

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

Item 11. Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by the Company for the last two years ended May 31, 2021 and 2020 with regard to individuals who served as the Principal Executive Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)
Mark See (1)	2021	627,064	-	-	40,270	667,334
Chief Executive Officer and Chairman of the Board	2020	525,000	-	-	-	525,000

Bradley E. Sparks (2)	2021	415,000	-	-	-	415,000
Chief Financial Officer, Treasurer and Director	2020	415,000	-	-	-	415,000

Christopher E. Lindsey	2021	367,518	10,000	-	23,852	401,370
General Counsel and Secretary	2020	333,261	10,000	-	-	343,261

(1)	The salary amount shown in fiscal year 2021 includes a $100,000 cash payment in January 2021. All Other Compensation above was for accrued vacation. In fiscal year 2020 salary includes $520,746 in cash payments and $4,254 of deferred compensation. As of May 31, 2021, Mr. See has cumulative deferred compensation of $157,310.

(2)	The amounts shown in 2021 include $359,771 of salary paid in cash and $55,229 in deferred compensation and in 2020 include $257,600 of salary paid in cash and $157,400 in deferred compensation. As of May 31, 2021, Mr. Sparks has cumulative deferred compensation of $1,225,586.

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

Item 11. Executive Compensation - continued

See was increased from $468,000 to $485,000 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $515,000 per year). Beginning January 1, 2020, the rate of annual cash salary compensation paid to Mr. See was increased from $485,000 to $498,580 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $528,580 per year). Amounts received above the $495,000 contract salary reduce cumulative deferred compensation. Under his contract with Laredo and as of May 31, 2021, Mr. See has $157,310 of cumulative deferred compensation owed him which is the cumulative difference between his contract salary and the actual cash compensation he has received thereunder through May 31, 2021.

Effective December 31, 2020, the letter agreement dated October 16, 2009 between the Company and Mr. See was amended to set the salary amount to $498,580 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $528,580 per year). For calendar year 2021, the Company shall pay Mr. See as follows: (a) $100,000 cash on or before January 7, 2021, less applicable withholding taxes: and (b) four (4) equal cash installments of $99,645, less applicable withholding taxes, with the first payment to be made on or before January 15, 2021, the second payment to be made on or before April 8, 2021, the third payment to be made on or before July 8, 2021 and the fourth payment to be made on or before October 8, 2021. In consideration of the payments above, Mr. See waived any obligations of the Company to pay for any severance benefits included in the letter agreement dated October 16, 2009 referenced above.

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

On October 14, 2014, the letter agreement dated October 20, 2009 between the Company and Mr. Sparks was amended to set the salary amount at $385,000 per year (which, together with previously approved allowances for Mr. Sparks equaling $30,000, is an aggregate of $415,000 per year) and delete the automatic cost of living increase of 10% per year. In addition, the amendment modified the terms of the severance so that if Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement), we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. On March 1, 2016, the rate of cash salary compensation paid to Mr. Sparks was reduced by 5% from $239,580 to $227,601 per year as part of an overall company salary reduction. Under his contract with Laredo and as of May 31, 2021, Mr. Sparks has $1,225,586 of cumulative deferred compensation owed him which is the cumulative difference between his contract salary and the actual cash compensation he has received thereunder.

Item 11. Executive Compensation - continued

Effective December 31, 2020, the letter agreement dated October 16, 2009 between the Company and Mr. Sparks was amended to set the salary payment schedule for calendar year 2021 as follows: four (4) equal cash installments of $96,250, less applicable withholding taxes, with the first payment to be made on or before January 15, 2021, the second payment to be made on or before April 8, 2021, the third payment to be made on or before July 8, 2021 and the fourth payment to be made on or before October 8, 2021. In consideration of the payments above, Mr. Sparks waived any obligations of the Company to pay for any severance benefits included in the letter agreement dated October 16, 2009 referenced above.

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

Effective December 31, 2020, the letter agreement dated October 6, 2013 between the Company and Mr. Lindsey was amended to set the salary payment schedule for calendar year 2021 as follows: four (4) equal cash installments of $81,597, less applicable withholding taxes, with the first payment to be made on or before January 15, 2021, the second payment to be made on or before April 8, 2021, the third payment to be made on or before July 8, 2021 and the fourth payment to be made on or before October 8, 2021. In consideration of the payments above, Mr. Lindsey waived any obligations of the Company to pay for any severance benefits included in the letter agreement dated October 6, 2013 referenced above. Effective December 31, 2020, Mr. Lindsey resigned as General Counsel.

Effective June 29, 2012, the Board approved the Laredo Management Retention Plan (the “Royalty Plan”) that outlines the terms and conditions under which employees of the Company are eligible to participate in the Incentive Royalty to be assigned to the Royalty Plan. In accordance with the terms of the Royalty Plan, a new special purposes entity was formed on July 3, 2012 as a Delaware limited liability company (the “Plan Entity”). On October 11, 2012, the Board (i) amended the Royalty Plan to, among other things, change the name of the Royalty Plan to “Laredo Royalty Incentive Plan”, (ii) appointed a Compensation Committee of the non-employee board members (the “Compensation Committee”) to administer the Royalty Plan and make awards thereunder, (iii) authorized the filing of an Amendment to the Certificate of Formation of the Plan Entity to change its name to “Laredo Royalty Incentive Plan, LLC”, (iv) adopted and approved an Assignment Agreement pursuant to which the Incentive Royalty was assigned to the Plan Entity in accordance with the Royalty Plan. Also, on October 11, 2012, the Compensation Committee made awards of Restricted Common Units of the Plan Entity (the “Plan Units”) pursuant to Award Agreements to certain of its employees. These Plan Units vest over a period of three years from the grant date but are subject to accelerated vesting upon the commencement of production under the initial UGD project as provided in the award agreement. Ten thousand (10,000) Plan Units are authorized for issuance under the Royalty Plan, of which 5,520 Plan Units were issued and outstanding as of May 31, 2020. The Royalty Plan was terminated on December 31, 2020.

Item 11. Executive Compensation - continued

Outstanding equity awards as of May 31, 2021:

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

On January 2, 2015, the Company granted options to purchase 1,100,000 common shares to Mr. Beckham with an exercise price of $0.38 per share, the fair market value on the date of grant. The options vest monthly over three years and expire on January 2, 2025. As of May 31, 2021, all 1,100,000 options had vested.

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

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	23.5%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	9.9%

Mark See (3) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	31,096,676	57.0%

Bradley E. Sparks (4) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	4,324,857	7.7%

Donald Beckham (5) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	1,650,000	3.0%

Christopher E. Lindsey (6) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	800,000	1.4%

Michael H. Price 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	550,000	1.0%

All Directors and Officers as a Group persons)	Direct	38,421,533	66.3%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted. Amounts of beneficial ownership include all options to purchase common stock expected to be vested 60 days after the filing date of this Form 10-K.

(2)	These shares are owned by Mrs. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)	Includes 12,829,269 shares owned by Mr. See through Bedford Holdings, LLC and 5,423,138 shares owned by Mrs. See through Darlington, LLC, as shown in the table above. These 18,252,407 shares are the only shares owned by relatives which are required to be included in the total number of shares owned by all directors and officers as a group (5 persons).

(4)	Includes fully vested options to purchase 1,500,000 shares of common stock at $2.00 per share.

(5)	Includes fully vested options to purchase 1,100,000 shares of common stock at $0.38 per share.

(6)	Includes fully vested options to purchase 800,000 shares of common stock at $0.36 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management - continued

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2021 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,300,000	0.94	9,074,000	(2)

Equity compensation plans not approved by security holders (3)	5,374,501	0.70	N/A

Total	9,674,501	0.81	9,074,000

(1)	Effective November 6, 2011, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to approve the Company’s 2011 Equity Incentive Plan (the “Plan”). Stockholders then owning an aggregate of 31,096,676 shares, or 59.8% of the then issued and outstanding Common Stock of the Company, approved the matter. The Plan and corresponding agreements are exhibits to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 8, 2011. The Plan reserved 10,000,000 shares of common stock for issuance to eligible recipients. In December 2014, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to amend the Plan by reserving an additional 5,000,000 shares of common stock for issuance to eligible recipients. The Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission on December 19, 2014 regarding the additional shares.

(2)	During fiscal year 2012, we issued 500,000 restricted shares to each of our two non-employee directors for a total of one million shares. During fiscal year 2013, we issued 500,000 restricted shares to our third non-employee director. In fiscal year 2014, we issued to our non-employee directors 150,000 restricted shares of which 50,000 restricted shares were later forfeited. In total, a net 1,600,000 restricted shares have been issued to our non-employee directors under the Plan. Since restricted shares were issued to directors, they are not available for issuance under the Plan and thus reduce the number of securities remaining available in this column. In addition, we granted options to purchase 6,010,000 shares of common stock to employees and contractors during fiscal year 2012, none in fiscal year 2013, 2,990,000 in fiscal year 2014, 1,700,000 in fiscal year 2015, 925,000 in fiscal year 2016, and none in fiscal years 2017 through 2021. Also, during fiscal year 2014, options to purchase 600,000 shares of common stock previously granted to Mr. See were forfeited and subsequently granted to key contractors in the form of options to purchase shares of common stock. In April 2017, the remaining 900,000 options to purchase common stock held by Mr. See expired and were returned to the unissued option pool. In addition to the See options forfeited, 5,900,000 options to purchase shares of common stock have been forfeited by terminated employees and returned to the option pool for future grants as per the Plan. Since Plan inception, 26,000 common shares have been issued pursuant to option exercises and are not available for issuance under the Plan. The aforementioned restricted stock and options were issued under the 2011 Equity Incentive Plan, as amended (the “Amended Plan”) which has 15,000,000 shares of common stock reserved for issuance for directors, employees and contractors.

(3)	Associated with the Alleghany transaction, and as payment for arranging the transaction between the Company and SORC, Laredo agreed to issue Sunrise Securities Corporation warrants equal to 10% of the total issued and outstanding fully diluted number of shares of common stock of the Company. In September 2011, Laredo issued warrants to purchase 5,374,501 shares of common stock at an exercise price of $0.70 per share to two Sunrise Securities Corporation members to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants expired June 14, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

None

Director Independence.

Both Mr. Price and Mr. Beckham serve as “independent” directors based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual consolidated financial statements and the review of consolidated financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $75,000 for the fiscal year ended May 31, 2021 and $77,000 for the fiscal year ended May 31, 2020.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under paragraph (1) above was $0.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2021 and 2020 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $8,490 and $9,225, respectively.

(4) All Other Fees

During the last two fiscal years ending May 31, 2021 and 2020, respectively there were $0 fees charged by the principal accountants other than those disclosed in (1), (2) and (3) above.

(5) Audit Committee’s Pre-approval Policies and Procedures

The Audit Committee pre-approves the engagement with the independent auditor. It meets four times annually and reviews consolidated financial statements with the independent auditor. Additionally, the Audit Committee meets in executive session with the independent auditor at the conclusion of those meetings.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Consolidated Financial Statements. See Index to Consolidated Financial Statements on page F-1.

(a) (2) Financial Statement Schedules

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Letter Agreement dated October 16, 2009 between the Company and Mark See, CEO, regarding CEO compensation package, included as Exhibit 10.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

10.2	Letter Agreement dated October 20, 2009 between the Company and Bradley E. Sparks regarding CFO compensation package, included as Exhibit 10.2 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

10.3	Letter Agreement dated October 16, 2013 between the Company and Christopher E. Lindsey, General Counsel and Secretary, regarding compensation, included as Exhibit 10.3 to our Form 10-K filed August 29, 2014 and incorporated herein by reference.

10.4	Purchase Agreement, included as Exhibit 10.1 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.5	Amended and Restated Form of Warrant to Purchase Stock of Laredo Oil, Inc. (amending Form of Warrant to Purchase Stock of Laredo Oil, Inc. included as Exhibit 10.2 in our Current Report on Form 8-K filed June 9, 2010)., included as Exhibit 10.1 to our Form 10-Q filed October 17, 2011 and incorporated herein by reference.

10.6	Form of Subordinated Convertible Promissory Note, included as Exhibit 10.3 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.7	Securities Purchase Agreement, dated as of July 26, 2010, among the Company and each Purchaser identified on the signature pages thereto, included as Exhibit 10.1 to our Form 8-K filed July 28, 2010 and incorporated herein by reference.

10.8	Amended and Restated Form of Common Stock Purchase Warrant (amending Form of Common Stock Purchase Warrant included as Exhibit 10.7 in our Current Report on Form 8-K filed June 20, 2011), included as Exhibit 10.2 to our Form 10-Q dated October 17, 2011 and incorporated herein by reference.

10.9	Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed November 24, 2010 and incorporated herein by reference.

 Item 15. Exhibits, Financial Statement Schedules - continued

10.10	Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed November 24, 2010), included as Exhibit 10.1 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.11	Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed April 8, 2011 and incorporated herein by reference.

10.12	Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed April 12, 2011), included as Exhibit 10.2 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.13	Laredo Oil, Inc. 2011 Equity Incentive Plan, included as Exhibit 4.1 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.14	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Stock Option Award Certificate, included as Exhibit 4.2 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.15	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Restricted Stock Award Certificate, included as Exhibit 4.3 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.16	Amended and Restated Laredo Management Retention Plan dated as of October 11, 2012, included as Exhibit 10.1 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.17	Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC., included as Exhibit 10.16 to our Form 10-K filed on August 29, 2012 and incorporated by reference herein.

10.18	Amendment to Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC, included as Exhibit 10.2 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.19	Limited Liability Company Agreement of Laredo Royalty Incentive Plan, LLC, dated as of October 11, 2012, included as Exhibit 10.3 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.20	Form of Restricted Common Unit Agreement for Laredo Royalty Incentive Plan, LLC., included as Exhibit 10.4 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.21	Note dated April 28, 2020 executed by Laredo Oil, Inc. in favor of IBERIABANK, included as Exhibit 10.1 to our Form 8-K filed May 1, 2020 and incorporated herein by reference.

10.22	Limited Liability Company Agreement of Cat Creek Holdings LLC, a Montana limited liability company, dated effective as of June 30, 2020, executed by the Company, Lipson Investments LLC and Viper Oil & Gas, LLC, included as Exhibit 10.22 to our Form 10-K filed on August 31, 2020, and incorporated herein by reference.

10.23	Asset Purchase and Sale Agreement dated as of July 1, 2020, by and between Carrell Oil Company and Cat Creek Holdings LLC, included as Exhibit 10.23 to our Form 10-K filed on August 31, 2020, and incorporated herein by reference.

10.24	Securities Purchase Agreement dated as of December 31, 2020, by and among the Company, Alleghany Corporation, Stranded Oil Resources Corporation and SORC Holdings LLC, included as Exhibit 10.1 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference.

10.25	Consulting Agreement dated as of December 31, 2021, by and between the Company and Alleghany Corporation, included as Exhibit 10.2 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference.

10.26	Consolidated Amended and Restated Senior Promissory Note dated as of December 31, 2020, executed by the Company for the benefit of Alleghany Corporation, included as Exhibit 10.3 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference.

 Item 15. Exhibits, Financial Statement Schedules - continued

10.27	Security Agreement dated as of December 31, 2020, executed by the Company for the benefit of Alleghany Corporation, included as Exhibit 10.4 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference

10.28	Note dated effective as of February 3, 2021, executed by the Company in favor of First Horizon Bank, included as Exhibit 10.5 to our Form 10-Q filed on April 19, 2021, and incorporated herein by reference.

14.1	Code of Ethics for Employees and Directors, included as Exhibit 14.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the “Registrant”)

Date: September 14, 2021	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 14, 2021	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 14, 2021	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: September 14, 2021	By:	/s/ Donald Beckham
Donald Beckham
Director

Date: September 14, 2021	By:	/s/ Michael H. Price
Michael H. Price
Director

LAREDO OIL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Laredo Oil, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Laredo Oil, Inc. and it’s subsidiary (the Company) as of May 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidate financial position of the Company as of May 31, 2021 and 2020, and the consolidated results of its operations and cash flows for each of the two years in the period ended May 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has routinely incurred losses since inception, resulting in an accumulated deficit, and is dependent upon one customer for its revenue. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole8, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Equity Method Investment

Description of the Critical Audit Matter

As described in Notes 1 and 13 to the financial statements, at May 31, 2021, the Company has recorded approximately $329,000 of equity method investment, and approximately $120,000 loss on equity method investment during the year. Equity method investments are recorded at cost, and adjusted at each subsequent reporting period to recognize the Company’s share of the earnings or losses of the investee.

We identified the recognition, measurement, and disclosure of the equity method investment as a critical audit matter. The equity method investment was significant to our audit because the amounts are material to the financial statements, and substantial audit efforts are necessary because the investee does not provide audited financial statements, or prepare financial statements in conformity with accounting principles generally accepted in the United States of America.

How We Addressed the Critical Audit Matter in Our Audit

We obtained an understanding and evaluated the design of controls over the Company’s recognition, measurement, and disclosure of the equity method investment. Our procedures also included, among others, vouching revenue and expenses recognized by the investee to supporting transaction evidence, examining subsequent activity in the investee for evidence of unrecorded transactions, and vouching assets recorded by the investee to supporting evidence.

Gain on Bargain Purchase

Description of the Critical Audit Matter

As described in Notes 1 and 4 to the financial statements, during the year ended May 31, 2021, the Company acquired a 100% equity interest in Stranded Oil Resources Corporation, which was accounted for as a business combination. In connection with the acquisition, the Company recognized a gain on bargain purchase of approximately $418,000.

We identified the recognition, measurement, and disclosure of the gain on bargain purchase as a critical audit matter. The gain on bargain purchase was significant to our audit because the amount is material to the financial statements In addition, the valuation of property and equipment acquired, which was a significant factor in the measurement of the gain on bargain purchase, required subjective auditor judgment due to limited observable market data.

How We Addressed the Critical Audit Matter in Our Audit

We obtained an understanding and evaluated the design of controls over the recognition, measurement, and disclosure of the gain on bargain purchase. Our procedures also included, among others, comparing management’s estimates of acquisition date fair values of property and equipment to available market transaction data, and evaluating the business combination as a whole, qualitatively assessing whether a gain on bargain purchase was reasonable for this transaction.

WEAVER AND TIDWELL, L.L.P.

We have served as the Laredo Oil, Inc.’s auditor since 2011.

Austin, Texas

September 14, 2021

Laredo Oil, Inc.
Consolidated Balance Sheets

	May 31,	May 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$1,196,650	$1,532,511
Receivables	168,522	-
Receivables – related party	-	32,058
Prepaid expenses and other current assets	267,150	58,492
Total Current Assets	1,632,322	1,623,061

Property and Equipment
Oil and gas acquisition costs	389,480	-
Property and equipment, net	419,723	-
Total Property and Equipment, net	809,203	-

Equity method investment	329,283	-

TOTAL ASSETS	$2,770,808	$1,623,061

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$267,643	$20,954
Accrued payroll liabilities	1,559,283	1,581,847
Accrued interest	17,491	259,133
Deferred management fee revenue	95,373	45,833
Notes payable - Alleghany	-	350,000
Note payable, current portion	1,220,825	473,778
Total Current Liabilities	3,160,615	2,731,545

Long-term note payable - Alleghany	600,305	-
Long-term note, net of current portion	1,246,486	759,878
Total Noncurrent Liabilities	1,846,791	759,878

TOTAL LIABILITIES	5,007,406	3,491,423

Commitments and Contingencies	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 and 54,514,765 issued and outstanding, respectively	5,451	5,451
Additional paid in capital	8,844,592	8,844,592
Accumulated deficit	(11,086,641)	(10,718,405)

Total Stockholders’ Deficit	(2,236,598)	(1,868,362)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,770,808	$1,623,061

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	May 31, 2021	May 31, 2020
Revenue – related party and other	$4,592,626	$8,145,167

Direct costs	4,775,976	7,968,985

Gross profit (loss)	(183,350)	176,182

General, selling and administrative expenses	119,350	75,000
Consulting and professional services	379,982	232,048
Total Operating Expense	499,332	307,048

Operating income/(loss)	(682,682)	(130,866)

Other income/(expense)
Equity method loss	(119,617)
Gain on bargain purchase	486,294
Interest expense	(52,231)	(36,050)

Net income/(loss)	$(368,236)	$(166,916)

Net income/(loss) per share, basic and diluted	$(0.01)	$(0.00)

Weighted average number of basic and diluted common shares outstanding	54,514,765	54,514,765

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.

Consolidated Statement of Stockholders’ Deficit
For the Years Ended May 31, 2021 and 2020

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance at May 31, 2019	54,514,765	$5,451	-	$-	$8,844,592	$(10,551,489)	$(1,701,446)

Net Loss	-	-	-	-	-	(166,916)	(166,916)

Balance at May 31, 2020	54,514,765	$5,451	-	$-	$8,844,592	$(10,718,405)	$(1,868,362)

Net Loss	-	-	-	-	-	(368,236)	(368,236)

Balance at May 31, 2021	54,514,765	$5,451	-	$-	$8,844,592	$(11,086,641)	$(2,236,598)

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2021	May 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(368,236)	$(166,916)
Adjustments to Reconcile Net Loss to Net Cash provided by (Used in) Operating Activities:
Amortization of debt discount	12,439	-
Bargain purchase gain	(486,294)	-
Equity method loss	119,617	-
Depreciation	13,953	-
Change in assets and liabilities:
(Increase)/decrease in receivable	(136,464)	(4,068)
(Increase)/decrease in prepaid expenses and other current assets	(109,243)	(18,941)
(Decrease)/Increase in accounts payable	(343,380)	9,264
(Decrease)/Increase in accrued payroll liabilities	(22,564)	153,907
Increase in accrued interest	39,792	36,050
Increase in deferred revenue	49,540	-

NET CASH PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	(1,230,840)	9,296

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	13,500	-
Investment in oil and gas field rights	(265,555)	-
Investment in SORC, net of cash acquired	375,779	-
Investment in equity method investment	(448,900)	-
NET CASH USED IN INVESTING ACTIVITIES	(325,176)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(13,500)	-
Proceeds from PPP Loan	1,233,655	1,233,656

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,220,155	1,233,656

Net increase/(decrease) in cash and cash equivalents	(335,861)	1,242,952

Cash and cash equivalents at beginning of period	1,532,511	289,559

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,196,650	$1,532,511

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	123,925	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the years ended May 31, 2021 and 2020 presented have been made.

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.0001 par value. On October 21, 2009 the name was changed to “Laredo Oil, Inc.”

Laredo Oil, Inc. (“the Company”) is an oil exploration and production (“E&P”) company primarily engaged in acquisition and exploration efforts for mineral properties. From June 14, 2011 to December 31, 2020, the Company was a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery (“EOR”) methods for its sole customer, Stranded Oil Resources Corporation (“SORC”), a wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. After a change in control in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil using EOR methods. The Company was unable to raise the capital required to purchase any suitable oil fields. On June 14, 2011, the Company entered into several agreements with SORC to seek recovery of stranded crude oil from mature, declining oil fields by using the EOR method known as Underground Gravity Drainage (“UGD”). Such agreements consisted of a license agreement between the Company and SORC (the “SORC License Agreement”), a license agreement between the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”) (the “MS-Company License Agreement”), an Additional Interests Grant Agreement between the Company and SORC, a Management Services Agreement between the Company and SORC (the “MSA”), a Finder’s Fee Agreement between the Company and SORC (the “Finder’s Fee Agreement”), and a Stockholders Agreement (the “Stockholders Agreement”) among the Company, SORC and Alleghany Capital Corporation, a subsidiary of Alleghany (“Alleghany Capital”), each of which were dated June 14, 2011 (collectively, the “2011 SORC Agreements”).

The 2011 SORC Agreements stipulated that the Company and Mark See, the Company’s Chairman and Chief Executive Officer (“CEO”), will provide to SORC, management services and expertise through exclusive, perpetual license agreements and a management services agreement (the “Management Service Agreement”) with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The Management Service Agreement (“MSA”) outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee totals $137,500 and is paid on the first day of each calendar quarter, with the last payment being received October 1, 2020. In addition, prior to December 31, 2020, SORC reimbursed the Company for monthly expenses incurred by Service Employees in connection with their rendition of services under the MSA. The Company could also submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, determined whether or not to fund.

As consideration for the licenses to SORC, the Company was to receive an interest in SORC net profits as defined in the SORC License Agreement (the “SORC License Agreement”). Under the SORC License Agreement, the Company agreed that a portion of the Royalty equal to at least 2.25% of the net profits (“Incentive Royalty”) be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Laredo Royalty Incentive Plan (the “Plan”) was approved and adopted by the Board and the Incentive Royalty was assigned to the Plan. As a result of the Securities Purchase Agreement dated December 31, 2020, (the “SORC Purchase Agreement”), there are no longer any Incentive Royalties payable pursuant to the Plan and no Royalties will be paid to the Company by SORC in the future.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

Pursuant to the SORC Purchase Agreement, by and among the Company, Alleghany, SORC, and SORC Holdings LLC, a wholly-owned subsidiary of the Company (“SORC Holdings”), SORC Holdings purchased all of the issued and outstanding shares of SORC stock (the “SORC Shares”) in a transaction that closed on December 31, 2020 (the “SORC Purchase Transaction”). As consideration for the SORC Shares, SORC Holdings paid Alleghany $72,678 (comprised of $55,000 purchase price plus a $17,678 working capital adjustment calculated in accordance with the SORC Purchase Agreement), and the Company agreed to pay Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing. The SORC Purchase Agreement provides for customary adjustments to the purchase price based on the effective date of December 31, 2020. In connection with the SORC Purchase Transaction, the 2011 SORC Agreements were terminated effective as of December 31, 2020.

Further, pursuant to the SORC Purchase Agreement, the Company and Alleghany entered into a Consulting Agreement dated as of December 31, 2020 (the “Alleghany Consulting Agreement”), pursuant to which Alleghany agreed to pay an aggregate of approximately $1.245 million during calendar year 2021 in consideration of the Company causing certain individuals, including Mark See, the Company’s Chief Executive Officer and Chairman, and Chris Lindsey, the Company’s General Counsel and Secretary, to provide consulting services to Alleghany (for a period of three years for Mr. See and one year for Mr. Lindsey).

The Company believes that the SORC Purchase Transaction was advantageous as it simplified in a timely manner the unwinding of the 2011 SORC Agreements and allowed the Company to acquire vehicles and oil field assets that can be utilized in future oil recovery projects.

As the Company now owns SORC and the 2011 SORC Agreements have been terminated, the Company no longer receives any payments from SORC (including any Royalty payable by SORC to the Company) outlined in the 2011 SORC Agreements. As a result, except for the payments to be made in calendar year 2021 to the Company under the Alleghany Consulting Agreement, the Company will no longer receive management fee revenue from Alleghany or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction.

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). Cat Creek entered into an Asset Purchase and Sale Agreement (the “Cat Creek Purchase Agreement”) with Carrell Oil Company (“Carrell Oil”) on July 1, 2020 for the purchase of the Cat Creek Properties from Seller. Upon closing under the Cat Creek Purchase Agreement, Carrell received consideration of $400,000, subject to certain adjustments resulting from pre- and post-effective date revenue, expense and tax allocations. In accordance with the LLC Agreement, the Company invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by a Board of Directors consisting of four directors, two of which shall be designated by the Company.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the years ended May 31, 2021 and 2020, all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have been excluded in the calculation of diluted earnings per share.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit, and historically has been dependent on one customer for its revenue. The Company entered into the Agreements with SORC to fund operations and to provide working capital. However, as a result of the SORC Purchase Transaction, except for payments to be made in calendar year 2021 to Laredo under the Consulting Agreement, Alleghany will no longer fund operations or provide working capital to the Company or SORC.  There is no assurance that in the future such financing will be available to meet the Company’s needs. This situation raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the consolidated financial statements.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include (a) providing services and expertise under the Agreements to expand operations; and (b) controlling overhead and expenses. In that regard, the Company has worked to attract and retain key personnel with significant experience in the industry to enhance the quality and breadth of the services it provides. At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of the Company’s headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION – The accompanying consolidated financial statements include the accounts of Laredo Oil and its subsidiaries after elimination of intercompany balances and transactions.

EQUITY METHOD INVESTMENT - Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method loss with a two-month lag. Accordingly, the financial results for the equity investment are reported through March 31, 2021. No impairments were recognized for the Company’s equity method investment during the year ended May 31, 2021. See Note 13.

REVENUE RECOGNITION

Monthly Management Fee

The Company generated monthly management revenues from fees for labor and benefit costs in accordance with the Agreements. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. As a result, the Company records deferred revenue for service that have not been provided. Monthly management fee revenues of $3,694,930 and $7,595,167, respectively, were recognized for the years ended May 31, 2021 and 2020. The last monthly management fee payment from SORC was paid in February 2021.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Quarterly Management Fee

While the Agreements were in place with Alleghany during calendar year 2020, the Company generated management fee revenue of $137,500 each quarter, payable in advance. The Company recognized that revenue over the applicable quarter on a straight-line basis. As a result, the Company recorded deferred revenue for services that have not been provided of $0 and $45,833 as of May 31, 2021 and 2020, respectively. Quarterly management fees recognized for the years ended May 31, 2021 and 2020 were $320,833 and $550,000, respectively. The last quarterly management fee payment from SORC was paid October 1, 2020.

Other Revenue

The Company and Alleghany have entered into a Consulting agreement (see Note 1), where Alleghany is obligated to pay the Company a total of $1,144,471, in quarterly payments beginning January 1, 2021, in consideration for making certain individuals available for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany’s previous ownership of SORC. Two individuals are committed for a one-year period ending December 31, 2021, and one individual is committed for a three-year period ending December 31, 2023. The Company’s management believes that any work necessary under this obligation will in fact be completed by December 31, 2021, and is recognizing revenue on a monthly basis over the year ended December 31, 2021. Unearned revenue related to amounts received but not yet earned under this contract at May 31, 2021 totaled $95,373. Other revenue fees of $576,863 and zero, respectively, were recognized for the years ended May 31, 2021 and 2020.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2021 and 2020. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

RECEIVABLES

Receivables include amounts due from Alleghany pursuant to the SORC Purchase Transactions as of May 31, 2021. Receivables represent related party balances arising from employee expense reports and estimated monthly license fees incurred in accordance with the Company’s revenue recognition policy, but not paid at May 31, 2020 period end.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are primarily comprised of prepaid directors’ and officers’ insurance which is recorded and amortized to expense over the 12-month contract life, prepaids acquired in the Company’s acquisition of SORC and prepaid wages. Certain employees are paid wages on a quarterly basis. As a result, the Company recorded one month of prepaid wages as of May 31, 2021.

OIL AND GAS ACQUISITION COSTS - Oil and gas acquisition costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests. Costs are reviewed to determine if impairment has occurred. The Company has incurred oil and gas acquisition costs totaling $389,480 and zero during the years ended May 31, 2021 and 2020, respectively.

PROPERTY AND EQUIPMENT – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of five to seven years are used for vehicles and machinery. Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value, if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Repairs and maintenance costs are expensed in the period incurred.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

	May 31,	May 31,
	2021	2020
Vehicles and equipment	$433,676	$-
Less: Accumulated depreciation	13,953	-

Property and equipment, net	$419,723	$-

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, equity method investments, trade accounts receivable, accounts payable, accrued liabilities and notes payable. The equity method investments approximate fair value as a result of limited activity by the investee since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2021.

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of notes payable approximates their carrying value.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – ACQUISITION OF SORC

Purchase Price Allocation

Effective December 31, 2020, the Company acquired a 100% equity interest in SORC (see Note 1). We have accounted for the acquisition of SORC as a business combination using the acquisition method. The following table represents the allocation of the total purchase price of SORC to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date, as updated for identified adjustments to current assets and liabilities. The preliminary allocations of the purchase price with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on our consolidated financial statements. The allocations of the purchase price will be finalized once all the information is obtained, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to prepaid expenses and current liabilities.

Preliminary Purchase Price Allocation
Consideration:
Cash	$55,000
Working capital adjustment	17,678
Total Consideration	$72,678

Fair Value of Assets Acquired:
Cash and cash equivalents	$448,457
Prepaid expenses and other assets	99,415
Property and equipment	447,176
Amounts attributable to assets acquired	$995,048

Fair Value of Liabilities Assumed:
Current Liabilities	$436,076
Amounts attributable to liabilities assumed	$436,076

Total identifiable net asset	$558,972

Bargain purchase gain	$486,294

Financial Information

Pursuant to Topic 2, section 2010 of the SEC financial reporting manual, the Company evaluated the business combination. Prior to the acquisition by the Company, SORC sold all operating assets, terminated all employees and no longer maintained any of the business processes that previously existed. Accordingly, the Company has determined the transaction is considered an asset acquisition only. As a result, historical consolidated financial statements are not considered relevant to the ongoing operations and are not required.

In accordance with the Securities Purchase Agreement, Laredo agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing. The Company has not attributed a value to this potential liability in the preliminary purchase price allocation as eligible revenues or net profits do not currently exist and are not estimable.

In connection with the acquisition, the Company received tangible assets which had previously been written off by the Seller. This previous reduction in asset values in combination with the Seller’s desire to close the transaction on an accelerated basis enabled the Company to obtain the assets at a lower price resulting in the recognition of a bargain purchase gain.

For the period from December 31, 2020 to May 31, 2021, SORC recognized no revenues and $12,439 interest expense recorded related to the debt discount amortization, included in the Consolidated Statement of Operations.

NOTE 5 – EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. For both years ended May 31, 2021 and 2020, warrants to purchase 5,374,501 shares of common stock, and, respectively, options to purchase 4,300,000 and 4,679,000 shares of common stock were not included in the computation of diluted earnings/(loss) per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2021	2020
Numerator - net income/(loss) attributable to common stockholders	$(368,236)	$(166,916)

Denominator - weighted average number of common shares outstanding	54,514,765	54,514,765

Basic and diluted earnings/(loss) per common share	$(0.01)	$(0.00)

NOTE 6 - RELATED PARTY TRANSACTIONS

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“FASB ASC 850”) requires that transactions with related parties that would make a difference in decision making shall be disclosed so that users of the consolidated financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships:

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

Prior to the SORC Purchase Acquisition on December 31, 2020, SORC and Alleghany were considered related parties under FASB ASC 850. See Note 1. All management fee revenue reported by the Company for the years ended May 31, 2021 and 2020 is generated from charges to SORC. The Company also recorded an approximate $0 and $32,000 receivable from SORC as of May 31, 2021 and 2020, respectively, comprised of employee expense reports covered by SORC pursuant to the management services agreements.  Outstanding notes payable totaling $350,000 and related accrued interest at May 31, 2020 were held by Alleghany. See Note 7.

NOTE 7- STOCKHOLDERS’ DEFICIT

Share Based Compensation

Effective November 6, 2011, the holders of a majority of the shares of common stock approved the Plan to reserve 10,000,000 shares of common stock for issuance to eligible recipients. Effective December 2014, an additional 5,000,000 shares of common stock were reserved for issuance to eligible recipients under the Plan. Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities. The Company’s board of directors has the discretion to set the amount and vesting period of award grants. As of May 31, 2021, 9,074,000 shares remain available for issuance under the Plan.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

Stock Options

As of May 31, 2021 and 2020, there were no remaining unvested and unrecognized shares.

The following table summarizes information about options granted during the years ended May 31, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2019	4,679,000	$0.89
Options granted and assumed	-	-
Options expired	-	-
Options cancelled, forfeited
Options exercised	-	-

Balance, May 31, 2020	4,679,000	$0.89
Options granted and assumed	-	-
Options expired	-	-
Options cancelled, forfeited	379,000	.38
Options exercised	-	-

Balance, May 31, 2021	4,300,000	$0.94

All stock options are exercisable upon vesting.

As of May 31, 2021 and 2020, 4,300,000 and 4,679,000 options are outstanding at a weighted average exercise price of $0.94 and $0.89, respectively.

Restricted Stock

During fiscal years ending May 31, 2021 and 2020, no restricted stock has been granted and accordingly, no expense has been recorded for restricted stock. The Company granted 1.6 million shares of restricted stock during fiscal year 2014. As of May 31, 2021, all granted shares are fully vested.

Warrants

As of May 31, 2021 and 2020, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants expired June 14, 2021.

No warrants have been granted, exercised or cancelled during the years ended May 31, 2021 and 2020.

All warrants are exercisable as of May 31, 2021.

NOTE 8 – NOTES PAYABLE

Alleghany Notes

	May 31,	May 31,
	2021	2020
Total note payable - Alleghany	$617,934	$350,000
Less debt discount	17,629
Less amounts classified as current	-	350,000

Note payable – Alleghany, net of current portion	$600,305	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bears no interest until January 1, 2022 whereupon the interest rate increases to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The Senior Consolidated Note is recorded as a long-term note payable, net of debt discount as of May 31, 2021.

Paycheck Protection Program Loan

	May 31,	May 31,
	2021	2020
Total PPP Loan	$2,467,311	$1,233,656
Less amounts classified as current	1,220,825	473,778

PPP loan, excluding current portion	$1,246,486	$759,878

On April 28, 2020, the Company entered into a Note (the “Note”) with IBERIABANK for $1,233,656 pursuant to the terms of the Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“CARES Act”) In June 2020, the Flexibility Act which amended the CARES Act was signed into law. Pursuant to the Flexibility Act, the Note continues to accrue interest on the outstanding principal sum at the rate of 1% per annum. In addition, the initial two-year Note term has been extended to five years through mutual agreement with IBERIABANK as allowed under Flexibility Act provisions.

In February 2021, the Company drew an additional $1,233,655 under the PPP Second Draw Loans, bringing the total principal borrowed to $2,467,311. The additional draw is under the same terms and conditions as the first PPP loan.

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

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of May 31, 2021, interest totaling $39,792 is recorded in accrued interest on the accompanying consolidated balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note.

NOTE 8 – NOTES PAYABLE - continued

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. As of May 31, 2021 both PPP Notes have been recorded as debt. The portion of the loan forgiven, will be recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commence on September 1, 2021 with respect to the remaining $23,847 balance on the first Note.

At this time, the Company has not yet applied for or received loan forgiveness on the PPP Second Draw Loan. No assurance can be given that the Company will obtain forgiveness of the loan, in whole or in part. Similar to the first PPP Note, any forgiveness on the PPP Second Draw Loan will be treated as income from the extinguishment of its loan obligation when it is legally released from being the primary obligor in accordance with ASC 405-20-40-1.

NOTE 9 – PROVISION FOR INCOME TAXES

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the consolidated financial statements for the twelve-months ended May 31, 2021 and 2020. The Company’s tax returns for the fiscal years ended May 31, 2012 through 2020 remain subject to examination by the tax authorities.

The components of the Company’s deferred tax asset as of May 31, 2021 and 2020 are as follows:

	2021	2020
Net operating loss	$380,696	$298,177
Stock compensation	297,710	297,710
Deferred compensation	319,449	304,996
Other	(17,163)	5,409
Valuation allowance	(980,692)	(906,292)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2021	2020
Tax at statutory rate (21%)	$(77,330)	$(35,052)
Effect of non-deductible permanent differences	-	-
Effect of change in statutory tax rate	-	-
Other	2,930	-
Increase/(decrease) in valuation allowance	74,400	35,052
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2030 and 2040. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases

No office leases currently extend beyond one year. Rent expense amounted to $345 and $0 for each of the years ending May 31, 2021 and 2020.

Revenue Royalty

In accordance with the Securities Purchase Agreement, Laredo agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing.

NOTE 11 – DEFINED CONTRIBUTION PLAN

The Company has a savings and investment plan (the “401(k) Plan”) covering substantially all employees. Company contributions are discretionary. Effective August 2019, the Company commenced matching employee contributions based on the level of employee contributions up to a maximum of 3% of an employee’s eligible salary, subject to an annual maximum. The Company discontinued matching in April 2020. Amounts expensed in connection with the 401(k) Plan totaled $0 and $49,237 for the years ending May 31, 2021 and 2020, respectively. The 401(k) Plan was terminated in the fourth quarter of 2020.

NOTE 12 – EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. During the first quarter of 2021, the Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. During third quarter of 2021 and in connection with the SORC purchase agreement and termination of the Alleghany Agreements, the Company continued to reduce expenses. These activities included further reductions in its workforce. The Company incurred severance and related charges totaling $222,023 during the first quarter 2021 and $284,113 during the third quarter 2021. As of May 31, 2021, the Company has no remaining severance accrual included in accrued payroll liabilities. There were no similar accruals as of May 31, 2020.

NOTE 13 – EQUITY METHOD INVESTMENT

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

NOTE 13 – EQUITY METHOD INVESTMENT - continued

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the May 31, 2021 period presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag. Results of operations are excluded for periods prior to acquisition.

Balance Sheet:	As of May 31, 2021
Current Assets	$280,495
Non-current Assets	509,479
Total Assets	$789,974

Current Liabilities	$67,511
Non-current Liabilities	63,897
Shareholders’ equity	658,566
Total Liabilities and Shareholders’ Equity	$789,974

Results of Operations:	Year Ended May 31, 2021
Revenue	$288,858
Gross Profit	(106,043)
Net Loss	$(239,233)