Form 10-Q
period 2021-08-31
Laredo Oil, Inc.
filed 2021-10-20
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2021

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

54,514,765 shares of common stock issued and outstanding as of October 20, 2021.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2021. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on September 14, 2021. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of August 31, 2021 and the results of its operations and cash flows for the three month period then ended, have been included. The results of operations for the three-month period ended August 31, 2021 are not necessarily indicative of the results for the full year ending May 31, 2022.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2021 (unaudited)	2021
ASSETS
Current Assets
Cash and cash equivalents	$824,421	$1,196,650
Receivables	151,630	168,522
Prepaid expenses and other current assets	171,919	267,150
Total Current Assets	1,147,970	1,632,322

Property and Equipment
Oil and gas acquisition costs	505,400	389,480
Property and equipment, net	405,770	419,723
Total Property and Equipment, net	911,170	809,203

Equity method investment	340,130	329,283

TOTAL ASSETS	$2,399,270	$2,770,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$185,422	$267,643
Accrued payroll liabilities	1,594,637	1,559,283
Accrued interest	7,186	17,491
Deferred management fee revenue	95,373	95,373
Note payable - Alleghany	607,884	-
Note payable, current portion	73,834	1,220,825
Total Current Liabilities	2,564,336	3,160,615

Long-term note payable - Alleghany	-	600,305
Long-term note, net of current portion	1,183,668	1,246,486
Total Noncurrent Liabilities	1,183,668	1,846,791

TOTAL LIABILITIES	3,748,004	5,007,406

Commitments and Contingencies (Note 13)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding as of August 31 and May 31, respectively	5,451	5,451
Additional paid in capital	8,847,880	8,844,592
Accumulated deficit	(10,202,065)	(11,086,641)

Total Stockholders’ Deficit	(1,348,734)	(2,236,598)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,399,270	$2,770,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2021	August 31, 2020
Revenue - related party and other	$286,118	$1,675,987

Direct costs	591,129	1,718,864

Gross profit (loss)	(305,011)	(42,877)

General, selling and administrative expenses	59,340	18,997
Consulting and professional services	105,615	120,758
Total Operating expenses	164,955	139,755

Operating loss	(469,966)	(182,632)

Other income (expense)	-	-
Other non-operating income	131,153	-
Income from PPP loan forgiveness	1,224,908	-
Equity method income	10,847	-
Interest expense, net	(12,366)	(12,198)

Net income/(loss)	$884,576	$(194,830)

Net income/(loss) per share, basic and diluted	$0.02	-

Weighted average number of basic and common shares outstanding	54,514,765	54,514,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
For the three months ended August 31, 2021

Balance as of May 31, 2021	54,514,765	$5,451	-	-	$8,844,592	$(11,086,641)	$(2,236,598)

Stock based compensation	-	-	-	-	3,288	-	3,288

Net Income	-	-	-	-	-	884,576	884,576

Balance as of August 31, 2021	54,514,765	$5,451	-	-	$8,847,880	$(10,202,065)	$(1,348,734)

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
For the three months ended August 31, 2020

Balance as of May 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,718,405)	$(1,868,362)

Net Loss	-	-	-	-	-	(194,830)	(194,830)

Balance as of August 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,913,235)	$(2,063,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2021	August 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$884,576	$(194,830)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities

Stock based compensation expense	3,288	-
Depreciation expense	13,953	-
Income from PPP loan forgiveness	(1,224,908)	-
Amortization of debt discount	7,579	-
Equity method income	(10,847)	-

Change in assets and liabilities
Decrease/(increase) in receivables	16,892	(262,433)
Decrease in prepaid expenses and other current assets	95,231	30,231
Increase in accounts payable and accrued liabilities	(98,644)	292,216
Increase in accrued payroll	35,354	-
Increase in accrued interest	4,794	-
NET CASH USED IN OPERATING ACTIVITIES	(272,732)	(134,816)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in equity method investment	-	(448,900)
Acquisition of oil and gas assets	(99,497)	-

NET CASH USED IN INVESTING ACTIVITIES	(99,497)	(448,900)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net decrease in cash and cash equivalents	(372,229)	(583,716)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,196,650	1,532,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$824,421	$948,795

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	16,423	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods presented have been made.

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

The 2011 SORC Agreements stipulated that the Company and Mark See will provide to SORC, management services and expertise through exclusive, perpetual license agreements and the MSA with SORC. As consideration for the licenses to SORC, the Company will receive an interest in SORC’s net profits as defined in the Agreements (the “Royalty”). The MSA outlines that the Company will provide the services of various employees (“Service Employees”), including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provide funding for the salaries, benefit costs, and FICA taxes for the Service Employees identified in the MSA. SORC remits payment for the monthly management fees in advance and is payable on the first day of each calendar month. The quarterly management fee totals $137,500 and was paid on the first day of each calendar quarter, with the last payment being received October 1, 2020. In addition, prior to December 31, 2020, SORC reimbursed the Company for monthly

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

expenses incurred by Service Employees in connection with their rendition of services under the MSA. The Company could also submit written requests to SORC for additional funding for payment of the Company’s operating costs and expenses, which SORC, in its sole and absolute discretion, determined whether or not to fund.

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

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). Cat Creek entered into an Asset Purchase and Sale Agreement (the “Cat Creek Purchase Agreement”) with Carrell Oil Company (“Carrell Oil”) on July 1, 2020 for the purchase of the Cat Creek Properties from Seller. Upon closing under the Cat Creek Purchase Agreement, Carrell received consideration of $400,000, subject to certain adjustments resulting from pre- and post-effective date revenue, expense and tax allocations. In accordance with the LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

Agreement, the Company invested $448,900 in Cat Creek Holdings, LLC (“Cat Creek”) for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by a Board of Directors consisting of four directors, two of which shall be designated by the Company.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the three-month period ended August 31, 2021, all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have been excluded in the calculation of diluted earnings per share. As the Company realized a net loss for the three-month period ended August 31, 2020, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit, and historically has been dependent on one customer for its revenue. Further the Company has negative working capital as of August 31, 2021 and May 31, 2021. The Company entered into the 2011 SORC Agreements to fund operations and to provide working capital. However, as a result of the SORC Purchase Transaction, except for payments to be made in calendar year 2021 to Laredo under the Alleghany Consulting Agreement, Alleghany will no longer fund operations or provide working capital to the Company or SORC. There is no assurance that in the future such financing will be available to meet the Company’s needs. This situation raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the consolidated financial statements.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include controlling overhead and expenses. In that regard, the Company has worked to attract and retain key personnel with significant experience in the industry to enhance the quality and breadth of the services it provides. At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of the Company’s headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Laredo Oil and its subsidiaries after elimination of intercompany balances and transactions.

Equity Method Investment – Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income (loss) with a two-month lag. Accordingly, the financial results for the equity method investment are reported through June 30, 2021. No impairments were recognized for the Company’s equity method investment during the quarter ended August 31, 2021. See Note 11.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Acquisition Costs – Oil and gas acquisition costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests. Costs are reviewed to determine if impairment has occurred. The Company has incurred oil and gas acquisition costs totaling $115,920 and $389,480 during the quarter ended August 31, 2021 and the year ended May 31, 2021, respectively.

NOTE 4 – REVENUE RECOGNITION

Monthly Management Fee

The Company generated monthly management revenues from fees for labor and benefit costs in accordance with the 2011 SORC Agreements. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. As a result, the Company records deferred revenue for services that have not been provided. Monthly management fee revenues of $1,538,487 were recognized for the three months ended August 31, 2020. The last monthly management fee payment from SORC was paid in February 2021.

Quarterly Management Fee

While the 2011 SORC Agreements were in place with Alleghany during calendar year 2020, the Company generated management fee revenue of $137,500 each quarter, payable in advance. The Company recognized that revenue over the applicable quarter on a straight-line basis. Quarterly management fees recognized for three months ended August 31, 2021 and 2020, respectively were $0 and $137,500. Pursuant to the SORC Purchase Agreement, the quarterly management fee has been terminated effective December 31, 2020 and no additional quarterly fees have been recognized. As a result, the Company has not recorded quarterly management fee deferred revenue as of August 31, 2021 and May 31, 2021.

Other Revenue

The Company and Alleghany have entered into the Alleghany Consulting Agreement (see Note 1), where Alleghany is obligated to pay the Company a total of $1,144,471, in quarterly payments beginning January 1, 2021, in consideration for making certain individuals available for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany’s previous ownership of SORC. Two individuals are committed for a one-year period ending December 31, 2021, and one individual is committed for a three year period ending December 31, 2023. The Company’s management believes that any work necessary under this obligation will in fact be completed by December 31, 2021 and is recognizing revenue on a monthly basis over the year ended December 31, 2021. Accordingly, $286,118 is recorded as other revenue for the quarter ended August 31, 2021. Unearned revenue related to amounts received but not yet earned under this contract at August 31, 2021 totaled $95,373.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 6 – ACQUISITION OF SORC

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

In accordance with the SORC Purchase Agreement, Laredo agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing. The Company has not attributed a value to this potential liability in the preliminary purchase price allocation as eligible revenues or net profits do not currently exist and are not estimable.

In connection with the acquisition, the Company received tangible assets which had previously been written off by the Seller. This previous reduction in asset values in combination with the Seller’s desire to close the transaction on an accelerated basis enabled the Company to obtain the assets at a lower price resulting in the recognition of a bargain purchase gain.

For the quarter ended August 31, 2021, SORC recognized no revenues and $7,579 interest expense recorded related to the debt discount amortization, included in the Consolidated Statement of Operations.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, equity method investments, accounts payable, accrued liabilities and notes payable. The equity method investments approximate fair value as a result of limited activity by the investee since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at August 31, 2021.

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

Prior to the SORC Purchase Transaction on December 31, 2020, SORC and Alleghany were considered related parties under FASB ASC 850. See Note 1. All management fee revenue reported by the Company for the years ended May 31, 2021 and 2020 is generated from charges to SORC. The Company also recorded an approximate $0 and $32,000 receivable from SORC as of May 31, 2021 and 2020, respectively, comprised of employee expense reports covered by SORC pursuant to the management services agreements. Outstanding notes payable totaling $350,000 and related accrued interest at May 31, 2020 were held by Alleghany. See Note 7.

Subsequent to the Company’s purchase of 100% of SORC’s stock on December 31, 2020, Alleghany and its subsidiaries are no longer a related party.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

Share based compensation for stock option grants totaling $3,288 and zero is recorded in general, selling and administrative expense during the three months ended August 31, 2021 and 2020, respectively.

Stock Options

Option grants for the purchase of 1,600,000 shares of common stock at a price of $0.074 per share were made during the first quarter of fiscal year 2022. The options vest monthly over three years beginning August 1, 2021 and expire on August 1, 2031. The grant date fair value of these stock option grants amounted to approximately $118,387. The assumptions used in calculating these values were based on an expected term of 6.0 years, volatility of 315% and a 0.95% risk free interest rate at the date of grant. No option grants were made during the first quarter of fiscal year 2021.

Restricted Stock

No restricted stock was granted during the first quarters of fiscal years 2022 or 2021.

Warrants

No warrants were issued during the first quarters of fiscal years 2022 or 2021. The 5,374,501 warrants previously outstanding expired June 14, 2021 and are no longer exercisable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE

Alleghany Notes

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with a due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, the date of the transaction, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Transaction, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. The note bears no interest until January 1, 2022 whereupon the interest rate increases to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The Senior Consolidated Note totaling $607,884 is recorded as a current note payable, net of debt discount as of August 31, 2021.

Paycheck Protection Program Loan

	August 31,	May 31,
	2021	2021
Total PPP Loan	$1,257,502	$2,467,311
Less amounts classified as current	73,834	1,220,825

PPP loan, excluding current portion	$1,183,668	$1,246,486

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE (continued)

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of August 31, 2021, interest totaling $7,186 is recorded in accrued interest on the accompanying balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note.

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven along with the $15,099 related accrued interest through that date. As of May 31, 2021 both PPP Notes have been recorded as debt. During the quarter ended August 31, 2021, the portion of the loan forgiven has been recorded as income from PPP loan forgiveness as the Company has been legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commence on September 1, 2021 with respect to the remaining $23,847 balance on the first Note.

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

NOTE 11 – EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. During the quarter ending August 31, 2020, the Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. The Company incurred severance and related charges totaling $222,023 during the first quarter 2021. As of August 31, 2021, the Company has no remaining severance accrual included in accrued payroll liabilities.

NOTE 12 – EQUITY METHOD INVESTMENT

On June 30, 2020, Laredo entered into a Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek, a Montana limited liability company formed as a joint venture for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the LLC Agreement, Laredo invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by a Board of Directors consisting of four directors, two of which shall be designated by Laredo.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – EQUITY METHOD INVESTMENT (continued)

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the August 31, 2021 period presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag. Results of operations are excluded for periods prior to acquisition.

Balance Sheet:	As of August 31, 2021
Current Assets	$235,104
Non-current Assets	585,300
Total Assets	$820,404

Current Liabilities	$74,761
Non-current Liabilities	65,383
Shareholders’ equity	680,260
Total Liabilities and Shareholders’ Equity	$820,404

Results of Operations:	Three Months Ended August 31, 2021	Two Months Ended August 31, 2020
Revenue	$147,681	$-
Gross Profit	88,633	-
Net Income	$21,693	$-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

On October 1, 2021, Laredo entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Geneva Roth Remark Holdings, Inc., an accredited investor (“Geneva Roth”), pursuant to which the Company sold Geneva Roth a convertible promissory note in the principal amount of $114,125 (the “Geneva Roth Note”). The Geneva Roth Note accrues interest at a rate of 8% per annum (22% upon the occurrence of an event of default) and has a maturity date of October 1, 2022. The Company has received net proceeds of $100,000 in cash from Geneva Roth pursuant to the note.

The Company has the right to prepay the Geneva Roth Note at any time during the first six months the note is outstanding at the rate of (a) 110% of the unpaid principal amount of the note plus interest, during the first 120 days the note is outstanding, and (b) 115% of the unpaid principal amount of the note plus interest between days 121 and 180 after the issuance date of the note. The Geneva Roth Note may not be prepaid after the 180th day following the issuance date, unless Geneva Roth agrees to such repayment and such terms.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS (continued)

Geneva Roth may in its option, at any time beginning 180 days after the date of the note, convert the outstanding principal and interest on the Geneva Roth Note into shares of Laredo common stock at a conversion price per share equal to 75% of the average of the three lowest closing bid prices on the applicable electronic quotation system or applicable trading market as reported by a reliable reporting service of Laredo common stock during the 15 days trading days prior to the date of conversion. The Company agreed to reserve a number of shares of its common stock which may be issuable upon conversion of the Geneva Roth Note at all times.

The Geneva Roth Note provides for standard and customary events of default such as failing to timely make payments under the Geneva Roth Note when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The Geneva Roth Note also contains customary positive and negative covenants. The Geneva Roth Note includes penalties and damages payable to Geneva Roth in the event we do not comply with the terms of such note, including in the event we do not issue shares of common stock to Geneva Roth upon conversion of the note within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the Geneva Roth Note, we are required to pay Geneva Roth liquidated damages in addition to the amount owed under the Geneva Roth Note (including in some cases up to 300% of the amount of the note).

At no time may the Geneva Roth Note be converted into shares of Laredo common stock if such conversion would result in Geneva Roth and its affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of Laredo common stock.

The proceeds from the Geneva Roth Note can be used by the Company for general corporate purposes.

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

Company Description and Operations

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

Liquidity and Capital Resources

As a result of the SORC Purchase Transaction, the Company is no longer entitled to receive management fee revenue or operations reimbursements from Alleghany or SORC. Further, the Company is no longer entitled to any Royalty cash distributions from Alleghany or SORC. The Company plans to use its cash and cash equivalents on hand, and the proceeds from the Alleghany Consulting Agreement, to maintain the mineral rights acquisition program in Montana and to pay its operating costs.

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

Our cash and cash equivalents at August 31, 2021 was $824,421. Total debt outstanding as of August 31, 2021 is $1,859,218 comprised of $607,884, recorded net of $10,050 deferred debt discount and owed to Alleghany Capital, which is classified as a short-term notes payable and $1,251,334 pursuant to the PPP Notes. Based on the terms of the PPP Notes, $1,183,668 is classified as a long-term note, net of the current portion totaling $73,034 which is classified as a current note payable.

Results of Operations

Pursuant to the Management Services Agreement with SORC, which terminated effective December 31, 2020 in connection with the SORC Purchase Transaction, the Company received and recorded management fee and other revenue and direct costs totaling $1,675,987 and $1,718,864 for the quarter ended August 31, 2020. Due to the termination of the MSA, there are no similar management fee revenues and expenses during the first quarter of fiscal 2022. During the three months ended August 31, 2021, the Company recorded other revenue totaling $286,118 comprised of revenue from consulting services provided pursuant to the Alleghany Consulting Agreement.. The overall decrease in revenues and direct costs is primarily attributable to the termination of the MSA with SORC resulting in a reduction in force contributing to the decrease in employee related costs in the three months ended August 31, 2021 as compared to the same period in the prior fiscal year.

During the quarters ended August 31, 2021 and August 31, 2020, respectively, the Company incurred operating expenses of $164,955 and $139,755. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports. The increase in expenses for the quarter ended August 31, 2021 as compared to the same period in 2020 is primarily attributable increases in depreciation and an increase in general operating costs related to the acquired SORC assets, stock based compensation and travel during the quarter ended August 31, 2021.

During the quarter ended August 31, 2021, the Company recognized $1,224,908 gain on PPP loan forgiveness of both principle and accrued interest, recognized $10,847 equity method income related to their July 2020 equity investment, and recognized $131,153 other income for the sale of a license. The Company had no other income during the quarter ended August 31, 2020.

Due to the nature of the 2011 SORC Agreements, the Company has been relatively unaffected by the impact of inflation. Usually, when general price inflation occurs, the price of crude oil increases as well, which may have a positive effect on sales. However, as the price of oil increases, it also most likely will result in making targeted oil fields more expensive.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates and assumptions based on currently available information, historical experience and various other factors we believe to be reasonable under the circumstances. Significant estimates in these financial statements include estimates related to the valuation of stock-based compensation and related to purchase price allocation. Changes in the status of certain facts or circumstances could result in a material change to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: October 20, 2021	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 20, 2021	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director