Form 10-Q
period 2021-11-30
Laredo Oil, Inc.
filed 2022-01-19
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2021

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

54,514,765 shares of common stock issued and outstanding as of January 14, 2022.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2021. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on September 14, 2021. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of November 30, 2021, and the results of its operations for the three and six-month periods then ended and cash flows for the six-month periods then ended, have been included. The results of operations for the three and six-month periods ended November 30, 2021 are not necessarily indicative of the results for the full year ending May 31, 2022.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2021 (unaudited)	2021
ASSETS
Current Assets
Cash and cash equivalents ($1.0 million and $0 restricted from use at November 30, 2021 and May 31, 2021, respectively)	$1,329,858	$1,196,650
Receivables	28,847	168,522
Receivables – related party	54,667	-
Prepaid expenses and other current assets	156,582	267,150
Total Current Assets	1,569,954	1,632,322

Property and Equipment
Oil and gas acquisition costs	662,075	389,480
Property and equipment, net	379,817	419,723
Total Property and Equipment, net	1,041,892	809,203

Other assets	10,000	-
Equity method investment - Olfert	19,435	-
Equity method investment – Cat Creek	321,439	329,283

TOTAL ASSETS	$2,962,720	$2,770,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$87,852	$267,643
Accrued payroll liabilities	1,608,157	1,559,283
Accrued interest	12,736	17,491
Deferred management fee revenue	95,373	95,373
Refundable advance from pending contract	1,000,000	-
Convertible debt, net of debt discount and debt issuance costs	165,202	-
Note payable – Alleghany, net of debt discount	615,381	-
Note payable, current portion	157,843	1,220,825
Total Current Liabilities	3,742,544	3,160,615

Long-term note payable – Alleghany	-	600,305
Long-term note, net of current portion	1,098,040	1,246,486
Total Noncurrent Liabilities	1,098,040	1,846,791

TOTAL LIABILITIES	4,840,584	5,007,406

Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding as of November 30 and May 31, respectively	5,451	5,451
Additional paid in capital	8,857,746	8,844,592
Accumulated deficit	(10,741,061)	(11,086,641)

Total Stockholders’ Deficit	(1,877,864)	(2,236,598)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,962,720	$2,770,808

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020
Management fee revenue – related party and other	$286,118	$1,247,554	$572,236	$2,923,541

Direct costs	573,890	1,262,837	1,165,019	2,981,701

Gross profit (loss)	(287,772)	(15,283)	(592,783)	(58,160)

General, selling and administrative expenses	105,794	25,046	165,134	44,043
Consulting and professional services	109,682	109,376	215,297	230,134
Total Operating Expense	215,476	134,422	380,431	274,177

Operating income (loss)	(503,248)	(149,705)	(973,214)	(332,337)

Other income/(expense)
Other non-operating income	-	-	131,153	-
Income from PPP loan forgiveness	-	-	1,224,908	-
Equity method income (loss)	(18,691)	(63,624)	(7,844)	(63,624)
Interest expense	(17,057)	(14,168)	(29,423)	(26,366)

Net income (loss)	$(538,996)	$(227,497)	$345,580	$(422,327)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.00)	$0.01	$(0.01)

Weighted average number of common shares outstanding	54,514,765	54,514,765	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the three and six months ended November 30, 2021

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of May 31, 2021	54,514,765	$5,451	-	-	$8,844,592	$(11,086,641)	$(2,236,598)

Stock based compensation	-	-	-	-	3,288	-	3,288

Net Income	-	-	-	-		884,576	884,576

Balance as of August 31, 2021	54,514,765	$5,451	-	-	$8,847,880	$(10,202,065)	$(1,348,734)

Stock based compensation	-	-	-	-	9,866	-	9,866

Net Loss	-	-	-	-	-	(538,996)	(538,996)

Balance as of November 30, 2021	54,514,765	$5,451	-	-	$8,857,746	$(10,741,061)	$(1,877,864)

For the three and six months ended November 30, 2020

Balance as of May 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,718,405)	$(1,868,362)

Net Loss	-	-	-	-	-	(194,830)	(194,830)

Balance as of August 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,913,235)	$(2,063,192)

Net Loss	-	-	-	-	-	(227,497)	(227,497)

Balance as of November 30, 2020	54,514,765	$5,451	-	-	$8,844,592	$(11,140,732)	$(2,290,689)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2021	November 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$345,580	$(422,327)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Stock based compensation expense	13,154	-
Depreciation expense	27,906	-
Income from PPP loan forgiveness	(1,224,908)	-
Amortization of debt discount	19,028	-
Equity method (income)/loss	7,844	63,624

Change in assets and liabilities
Decrease in receivables	139,675	7,601
Increase in receivables from related party	(54,667)	-
Decrease in prepaid expenses and other current assets	110,568	47,179
Increase in other assets	(10,000)	-
(Decrease)/increase in accounts payable and accrued liabilities	(179,791)	261,111
Increase in accrued payroll	48,874	-
Increase in accrued interest	10,344	-
NET CASH USED IN OPERATING ACTIVITIES	(746,393)	(42,812)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investment	-	(448,900)
Acquisition of oil and gas assets	(280,030)	-
NET CASH USED IN INVESTING ACTIVITIES	(280,030)	(448,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	161,250	-
Proceeds from prefunded drilling costs	1,000,000	-
PPP loan repayments	(1,619)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,159,631	-

Net change in cash and cash equivalents	133,208	(491,712)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,196,650	1,532,511

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,329,858	$1,040,799

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$40,533	$-

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

As the Company now owns SORC and the 2011 SORC Agreements have been terminated, the Company no longer receives any payments from SORC (including any Royalty payable by SORC to the Company) outlined in the 2011 SORC Agreements. As a result, except for the payments to the Company in 2021 under the Alleghany Consulting Agreement, the Company will no longer receive management fee revenue from Alleghany or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction.

During the period from June 14, 2011 through December 31, 2020, Company management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing UGD projects, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon the knowledge gained, the Company has identified and acquired 28,376 gross acres and 24,369 net acres of mineral property interests in Montana. The Company has received a reserve report from an independent petroleum engineering firm estimating the interests of proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to 27 wells in the initial target area. Within the area encompassed by the reserve report, 10 drilling locations have been identified with the intention to drill an initial development well early in calendar year 2022 and, if that well yields anticipated results, the Company plans to continue to develop the field thereafter. Each well is planned to have an 80-acre footprint, so the first 10 wells would affect only 800 acres, or less than 2 percent of the leased acreage. The success of the first development well and the ability to secure further funding will drive future plans and at this point there is nothing concrete that can be planned out.

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly-owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (“Erewhon APA”) with Erehwon Oil & Gas, LLC (“Erewhon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erewhon APA specifies calculations for royalty interests and working interests for the first 10 well completions and first 10 well recompletions and for all additional wells and recompletions thereafter. Lustre will acquire initial mineral leases and pay 100% of the costs with a cap of $500,000. When the cap is exceeded, Erehwon will have the option to acquire a 10% working interest (“WI”) in a lease by paying 10% of any lease acquisition cost, resulting in Lustre paying 90% of the lease costs, on a lease by lease basis. Until amounts paid to complete the first 10 new wells and first 10 recompletions are repaid (“Payback”), the WI split between Erehwon and Lustre is 10%/90%. Thereafter, the split between Erewhon and Lustre is 20%/80%. Additional wells and recompletions will have a WI split equal to their respective working interest in the leases. This will be 10% Erehwon and 90% Lustre unless Erehwon exercises its option to increase its WI by 10 percent points to 20%/80%, as described above. Under the Erewhon APA, Lustre will fund 100% of the construction costs of the first 10 wells and first 10 completions. Additional wells will be funded 80% by Lustre and 20% by Erehwon; provided, that Erehwon has the option to pay 10% of the cost to increase its WI to 20%. Royalty expense will consist of the sum of royalty interest to the land owner and an overriding royalty interest to two individuals (“Prospect Generators”) not to exceed 6% nor be less than 3%. For the first 10 new wells and first 10 recompletions, the Prospect Generators will receive an amount equal to 5% of the cost of each completed producing well.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). Cat Creek entered into an Asset Purchase and Sale Agreement (the “Cat Creek Purchase Agreement”) with Carrell Oil Company (“Carrell Oil”) on July 1, 2020 for the purchase of the Cat Creek Properties from Seller. Upon closing under the Cat Creek Purchase Agreement, Carrell received consideration of $400,000, subject to certain adjustments resulting from pre- and post-effective date revenue, expense and tax allocations. In accordance with the LLC Agreement, the Company invested $448,900 in Cat Creek Holdings, LLC (“Cat Creek”) for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by a Board of Directors consisting of four directors, two of which shall be designated by the Company.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the six-month period ended November 30, 2021, all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have been excluded in the calculation of diluted earnings per share. As the Company realized a net loss for the three-month period ended November 30, 2021 and the three- and six-month periods ended November 30, 2020, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit, and historically has been dependent on one customer for its revenue. Further the Company has negative working capital as of November 30, 2021 and May 31, 2021. The Company entered into the 2011 SORC Agreements to fund operations and to provide working capital. However, as a result of the SORC Purchase Transaction, except for payments made to Laredo in 2021 under the Alleghany Consulting Agreement, Alleghany will no longer fund operations or provide working capital to the Company or SORC. There is no assurance that in the future such financing will be available to meet the Company’s needs. This situation raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the consolidated financial statements.

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

Equity Method Investment – Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income (loss) with a two-month lag. Accordingly, the financial results for the equity method investment are reported through September 30, 2021. No impairments were recognized for the Company’s equity method investment during the quarter ended November 30, 2021. See Note 14.

Related Party Receivables – Receivables include amounts due from Cat Creek Holdings represent related party balances arising from payroll costs and employee expense reports incurred by Laredo for work performed solely on the Company’s equity investment in Cat Creek Holdings, but not paid at November 30, 2021 period end.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Acquisition Costs – Oil and gas acquisition costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests. Costs are reviewed to determine if impairment has occurred. The Company has incurred oil and gas acquisition costs totaling $280,030 and $389,480 during the six months ended November 30, 2021 and the year ended May 31, 2021, respectively.

NOTE 4 – CASH AND CASH EQUIVALENTS

The carrying value of cash and cash equivalents are as follows:

	November 30, 2021	May 31, 2021
Cash and cash equivalents	$329,858	$1,196,650
Restricted cash	1,000,000	-
	$1,329,858	$1,196,650

Restricted cash is recorded with respect to the refundable advance from pending contract. See Note 11. These funds are restricted for use for the development of the first well in the Lustre field.

NOTE 5 – REVENUE RECOGNITION

Monthly Management Fee

The Company generated monthly management revenues from fees for labor and benefit costs in accordance with the 2011 SORC Agreements. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. As a result, the Company records deferred revenue for services that have not been provided. Monthly management fee revenues of $1,110,054 and $2,648,541 were recognized for the three months and six months ended November 30, 2020, respectively. The last monthly management fee payment from SORC was paid in February 2021, thus no monthly management fee revenues were recorded in fiscal year 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – REVENUE RECOGNITION - continued

Quarterly Management Fee

While the 2011 SORC Agreements were in place with Alleghany during calendar year 2020, the Company generated management fee revenue of $137,500 each quarter, payable in advance. The Company recognized that revenue over the applicable quarter on a straight-line basis. Quarterly management fees recognized for the three and six months ended November 30, 2020, respectively were $137,500 and $275,000. Pursuant to the SORC Purchase Agreement, the quarterly management fee has been terminated effective December 31, 2020 and no additional quarterly fees have been recognized for the three and six months ended November 30, 2021. As a result, the Company has not recorded quarterly management fee deferred revenue as of November 30, 2021 and May 31, 2021.

Other Revenue

The Company and Alleghany have entered into the Alleghany Consulting Agreement (see Note 1), where Alleghany is obligated to pay the Company a total of $1,144,471, in quarterly payments beginning January 1, 2021, in consideration for making certain individuals available for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany’s previous ownership of SORC. Two individuals are committed for a one-year period ending December 31, 2021, and one individual is committed for a three-year period ending December 31, 2023. The Company’s management believes that any work necessary under this obligation will in fact be completed by December 31, 2021 and is recognizing revenue on a monthly basis over the year ended December 31, 2021. Accordingly, $286,118 and $572,236 is recorded as other revenue for the three and six month periods ended November 30, 2021. Unearned revenue related to amounts received but not yet earned under this contract at November 30, 2021 totaled $95,373.

NOTE 6 – RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 7 – ACQUISITION OF SORC

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – ACQUISITION OF SORC - continued

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

For the quarter ended November 30, 2021, SORC recognized no revenues and $15,075 interest expense recorded related to the debt discount amortization, included in the Consolidated Statement of Operations.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, equity method investments, accounts payable, accrued liabilities and notes payable. The equity method investments approximate fair value as a result of limited activity by the investee since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at November 30, 2021.

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term notes payable approximates the carrying value.

NOTE 9 – RELATED PARTY TRANSACTIONS

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

Prior to the SORC Purchase Transaction on December 31, 2020, SORC and Alleghany were considered related parties under FASB ASC 850. See Note 1. All management fee revenue reported by the Company for the year ended May 31, 2020 and the following seven months through December 31, 2020 is generated from charges to SORC.

Subsequent to the Company’s purchase of 100% of SORC’s stock on December 31, 2020, Alleghany and its subsidiaries are no longer a related party.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

Share based compensation for stock option grants totaling $9,866 and $13,154, respectively is recorded in general, selling and administrative expense during the three and six months ended November 30, 2021. No share based compensation costs were recorded during the three and six months ended November 30, 2020.

Stock Options

No option grants were made during the second quarter of fiscal year 2022. Option grants for the purchase of 1,600,000 shares of common stock at a price of $0.074 per share were made during the first quarter of fiscal year 2022. The options vest monthly over three years beginning August 1, 2021 and expire on August 1, 2031. The grant date fair value of these stock option grants amounted to approximately $118,387. The assumptions used in calculating these values were based on an expected term of 6.0 years, volatility of 315% and a 0.95% risk free interest rate at the date of grant. No option grants were made during the first quarter and second quarter of fiscal year 2021.

Restricted Stock

No restricted stock was granted during the first and second quarters of fiscal years 2022 or 2021.

Warrants

No warrants were issued during the first and second quarters of fiscal years 2022 or 2021. The 5,374,501 warrants previously outstanding expired June 14, 2021 and are no longer exercisable.

NOTE 11 – REFUNDABLE ADVANCE FROM PENDING CONTRACT

During October and November 2021, through the Company’s wholly owned subsidiary, Lustre Holdings, Laredo received advance payments totaling $1.0 million from four investors pursuant to a draft net profits interest (NPI) agreement with the purpose of funding the first well. Through November 30, 2021, the Company has incurred approximately $65,000 in costs related to the development of the first well; however, the Company is awaiting required permitting procedures. The funds will be refunded to the investors if the well is not developed. These payments have been presented as restricted cash as of November 30, 2021 as the funds cannot be expended until the NPI agreement is finalized. The NPI agreement was executed in January 2022, see Note 16 - Subsequent Events.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – NOTES PAYABLE

Convertible Debt

In October and November 2021, Laredo entered into Securities Purchase Agreements with two accredited investors, pursuant to which the Company issued two convertible promissory notes in the principal amount of $185,625, receiving $161,250 in net cash proceeds (the “Convertible Notes”). The Convertible Notes had an original issue discount of $16,875. Further $7,500 debt issue costs were deducted from the gross proceeds. The total of $24,375 recorded as debt discount are being amortized using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

The Company has the right to prepay the Convertible Notes at any time during the first six months the note is outstanding at the rate of (a) 110% of the unpaid principal amount of the note plus interest, during the first 120 days the note is outstanding, and (b) 115% of the unpaid principal amount of the note plus interest between days 121 and 180 after the issuance date of the note. The Convertible Notes may not be prepaid after the 180th day following the issuance date, unless the note holders agree to such repayment and such terms.

The Company agreed to reserve a number of shares of its common stock which may be issuable upon conversion of the Convertible Notes at all times.

The Convertible Notes provide for standard and customary events of default such as failing to timely make payments under the Convertible Notes when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934, as amended, reporting requirements and the failure to maintain a listing on the OTC Markets. The Convertible Notes also contains customary positive and negative covenants. The Convertible Notes include penalties and damages payable to the noteholders in the event we do not comply with the terms of such note, including in the event we do not issue shares of common stock to the noteholders upon conversion of the notes within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the Convertible Notes, we are required to pay the noteholders liquidated damages in addition to the amount owed under the Convertible Notes (including in some cases up to 300% of the amount of the note).

At no time may the Convertible Notes be converted into shares of Laredo common stock if such conversion would result in the note holders and their affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of Laredo common stock.

The proceeds from the Convertible Notes can be used by the Company for general corporate purposes.

Alleghany Notes

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with a due date of December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – NOTES PAYABLE - continued

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, the date of the transaction, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Transaction, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. The note bears no interest until January 1, 2022 whereupon the interest rate increases to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The Senior Consolidated Note totaling $615,381 is recorded as a current note payable, net of debt discount as of November 30, 2021.

Paycheck Protection Program Loan

	November 30,	May 31,
	2021	2021
Total PPP Loan	$1,255,883	$2,467,311
Less amounts classified as current	157,843	1,220,825

PPP loan, excluding current portion	$1,098,040	$1,246,486

On April 28, 2020, the Company entered into a Note (the “Note”) with IBERIA BANK for $1,233,656 pursuant to the terms of the Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“CARES Act”). In June 2020, the Flexibility Act which amended the CARES Act was signed into law. Pursuant to the Flexibility Act, the Note continues to accrue interest on the outstanding principal sum at the rate of 1% per annum. In addition, the initial two-year Note term has been extended to five years through mutual agreement with IBERIA BANK as allowed under Flexibility Act provisions.

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

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of November 30, 2021, interest totaling $10,261 is recorded in accrued interest on the accompanying balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – NOTES PAYABLE - continued

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven along with the $15,099 related accrued interest through that date. As of May 31, 2021 both PPP Notes have been recorded as debt. During the quarter ended November 30, 2021, the portion of the loan forgiven has been recorded as income from PPP loan forgiveness as the Company has been legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commence on September 1, 2021 with respect to the remaining $23,847 balance on the first Note.

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

NOTE 13 – EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. During the six months ending November 30, 2020, the Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. The Company incurred severance and related charges totaling $222,023 during the six months ended November 30, 2020. As of November 30, 2021 and May 31, 2021, the Company has no remaining severance accrual included in accrued payroll liabilities.

NOTE 14 – EQUITY METHOD INVESTMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – EQUITY METHOD INVESTMENTS - continued

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the November 30, 2021 period presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag. Results of operations are excluded for periods prior to acquisition.

Balance Sheet:	As of November 30, 2021
Current Assets	$312,488
Non-current Assets	567,387
Total Assets	$879,875

Current Liabilities	$170,128
Non-current Liabilities	66,869
Shareholders’ equity	642,878
Total Liabilities and Shareholders’ Equity	$879,875

Results of Operations:	Three Months Ended November 30, 2021	Three Months Ended November 30, 2020	Six Months Ended November 30, 2021	Six Months Ended November 30, 2020
Revenue	$181,628	$300,885	$329,309	$300,885
Gross Profit	81,217	147,060	169,850	147,060
Net Income (Loss)	$(37,382)	$(127,247)	$(15,689)	$(127,247)

See Note 16 – Subsequent Events with respect to the Company’s $19,435 equity method investment in Olfert.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

NOTE 16 – SUBSEQUENT EVENTS

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement effective as of October 2021 (“NPI Agreement”) with Erewhon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4, (the “Well”) under the Erewhon Acquisition and Participation Agreement (“APA”). The NPI Agreement grants Olfert Holdings a flow of an Applicable Percentage of available funds from the Well in exchange for Olfert Holdings funding its development. The “Applicable Percentage” under the NPI Agreement is 90% prior to Payout and 50% after Payout, where “Payout” means the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings dated effective as of November 2022 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company has agreed to make a capital contribution to Olfert Holdings in the amount of $500,000 out of the aggregate $1,500,000 of capital raised by Olfert Holdings. Pursuant to the Olfert Holdings Operating Agreement, the Company was credited an amount equal to $59,935 of well development costs as part of its capital contribution. The Company has not yet determined the source of its funds for the balance of its capital contribution, and it is possible that another investor may invest all or a part of such funds instead of the Company. The Company has also been appointed as the Manager of Olfert Holdings. The expected well development cost for the first well to be developed under the NPI Agreement is $1.5 million.

In connection with the NPI Agreement, the Company was credited a contribution totaling $59,935 of well development costs as determined per agreement with Olfert on behalf of Olfert Holding representing a 5.5% interest in the entity as of November 30, 2021. The total investment recorded by Laredo was $19,435 as of November 30, 2021 based on the carrying value of assets contributed to Olfert. The difference between the $59,935 contribution recorded at the Olfert level and the investment recorded by Laredo is due to the investment at Laredo being recorded at the carrying value of the assets contributed. As Laredo also currently serves as the manager of Olfert, the Company exercises significant influence. Accordingly the amount paid is recorded as an equity method investment as of November 30, 2021.

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

During the period from June 14, 2011 through December 31, 2020, Company management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing UGD projects, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon the knowledge gained, the Company has identified and acquired 28,376 gross acres and 24,369 net acres of mineral property interests in Montana. The Company has received a reserve report from an independent petroleum engineering firm estimating that interests of proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to 27 wells in the initial target area. Within the area encompassed by the reserve report, 10 drilling locations have been identified with the intention to drill an initial development well there early in calendar year 2022 and, if that well yields anticipated results, the Company plans to continue to develop the field thereafter. Each well is planned to have an 80-acre footprint, so the first 10 wells would affect only 800 acres, or less than 2 percent of the leased acreage.

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly-owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (“Erewhon APA”) with Erehwon Oil & Gas, LLC (“Erewhon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erewhon APA specifies calculations for royalty interests and working interests for the first 10 well completions and first 10 well recompletions and for all additional wells and recompletions thereafter. Lustre will acquire initial mineral leases and pay 100% of the costs with a cap of $500,000. When the cap is exceeded, Erehwon will have the option to acquire a 10% working interest (“WI”) in a lease by paying 10% of any lease acquisition cost, resulting in Lustre paying 90% of the lease costs, on a lease by lease basis. Until amounts paid to complete the first 10 new wells and first 10 recompletions are repaid (“Payback”), the WI split between Erehwon and Lustre is 10%/90%. Thereafter, the split between Erewhon and Lustre is 20%/80%. Additional wells and recompletions will have a WI split equal to their respective working interest in the leases. This will be 10% Erehwon and 90% Lustre unless Erehwon exercises its option to increase its WI by 10 percent points to 20%/80%, as described above. Under the Erewhon APA, Lustre will fund 100% of the construction costs of the first 10 wells and first 10 completions. Additional wells will be funded 80% by Lustre and 20% by Erehwon; provided, that Erehwon has the option to pay 10% of the cost to increase its WI to 20%. Royalty expense will consist of the sum of royalty interest to the land owner and an overriding royalty interest to two individuals (“Prospect Generators”) not to exceed 6% nor be less than 3%. For the first 10 new wells and first 10 recompletions, the Prospect Generators will receive an amount equal to 5% of the cost of each completed producing well.

Subsequent Events

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement dated effective as of October 2021 (“NPI Agreement”) with Erewhon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4, (the “Well”) under the Erewhon APA. The NPI Agreement grants Olfert Holdings a flow of an Applicable Percentage of available funds from the Well in exchange for Olfert Holdings funding its development. The “Applicable Percentage” under the NPI Agreement is 90% prior to Payout and 50% after Payout, where “Payout” means the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In January 2022, the Company entered into that certain Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings dated effective as of November 2022 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company has agreed to make a capital contribution to Olfert Holdings in the amount of $500,000 out of the aggregate $1,500,000 of capital raised by Olfert Holdings. Pursuant to the Olfert Holdings Operating Agreement, the Company was credited an amount equal to $59,935 of well development costs as part of its capital contribution. The Company has not yet determined the source of its funds for the balance of its capital contribution, and it is possible that another investor may invest all or a part of such funds instead of the Company. The Company has also been appointed as the Manager of Olfert Holdings. The expected well development cost for the first well to be developed under the NPI Agreement is $1.5 million.

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

Our cash and cash equivalents at November 30, 2021 was $1,329,858, of which $1,000,000 is restricted. Total debt outstanding as of November 30, 2021 is $2,036,466 comprised of $165,202, recorded net of $20,423 deferred debt discount, convertible debt classified as short-term payable and owed to two accredited investors, $615,381, recorded net of $2,553 deferred debt discount and owed to Alleghany Capital, which is classified as a short-term notes payable and $1,255,883 pursuant to the PPP Notes. Based on the terms of the PPP Notes, $1,098,040 is classified as a long-term note, net of the current portion totaling $157,843 which is classified as a current note payable.

Results of Operations

Pursuant to the Management Services Agreement with SORC, which terminated effective December 31, 2020 in connection with the SORC Purchase Transaction, the Company received and recorded management fee and other revenue and direct costs totaling $1,247,554 and $1,262,837 for the quarter ended November 30, 2020 and recorded management fee and other revenue and direct costs totaling $2,923,541 and $2,981,701 for the six months ended November 30, 2020. Due to the termination of the MSA, there are no similar management fee revenues and expenses during the first and second quarters of fiscal 2022. During the three and six months ended November 30, 2021, the Company recorded other revenue totaling $286,118 and $572,236 comprised of revenue from consulting services provided pursuant to the Alleghany Consulting Agreement. The overall decrease in revenues and direct costs is primarily attributable to the termination of the MSA with SORC resulting in a reduction in force contributing to the decrease in employee related costs in the three and six months ended November 30, 2021 as compared to the same periods in the prior fiscal year.

During the quarters ended November 30, 2021 and November 30, 2020, respectively, the Company incurred operating expenses of $215,476 and $134,422. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports. The increase in expenses for the quarter ended November 30, 2021 as compared to the same period in 2020 is primarily attributable increases in depreciation and an increase in general operating costs related to the acquired SORC assets, stock based compensation, travel and initial costs incurred in developing the initial well sites during the quarter ended November 30, 2021.

During the six months ended November 30, 2021 and November 30, 2020, respectively, the Company incurred operating expenses of $380,431 and $274,177. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports. The increase in expenses for the six months ended November 30, 2021 as compared to the same period in 2020 is primarily attributable increases in depreciation and an increase in general operating costs related to the acquired SORC assets, stock based compensation, travel and initial costs incurred establishing the initial Lustre well sites during the six months end November 30, 2021.

During the six months ended November 30, 2021, the Company recognized $1,224,908 gain on PPP loan forgiveness of both principle and accrued interest, recognized $7,844 equity method loss related to their July 2020 equity investment, and recognized $131,153 other income for the sale of a license. The Company had no other income during the six months ended November 30, 2020.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Acquisition and Participation Agreement dated effective as of June 3, 2021, by and among Cat Creek Holdings LLC, the Company, Lustre Oil Company LLC, Laris Oil & Gas, LLC and Erehwon Oil & Gas, LLC.

10.2	First Amendment to Acquisition and Participation Agreement dated effective as of June 3, 2021, by and among Cat Creek Holdings LLC, the Company, Lustre Oil Company LLC, Laris Oil & Gas, LLC and Erehwon Oil & Gas, LLC.

10.3	Amended and Restated Limited Liability Company Operating Agreement of Olfert No. 11-4 Holdings, LLC dated effective as of November 2021.

10.4	Net Profits Interest Agreement dated effective as of November 2021, by and between Lustre Oil Company LLC, Erewhon Oil & Gas, LLC, Olfert No. 11-4 Holdings, LLC and the Company.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: January 19, 2022	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 19, 2022	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director