Form 10-Q
period 2022-02-28
Laredo Oil, Inc.
filed 2022-04-19
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2022

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

54,514,765 shares of common stock issued and outstanding as of April 14, 2022.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2021. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on September 14, 2021. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of February 28, 2022, and the results of its operations for the three and nine month periods then ended and cash flows for the nine month periods then ended, have been included. The results of operations for the three and nine month periods ended February 28, 2022 are not necessarily indicative of the results for the full year ending May 31, 2022.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	February 28,	May 31,
	2022 (unaudited)	2021
ASSETS
Current Assets
Cash and cash equivalents ($849,053 million and $0 restricted from use at February 28, 2022 and May 31, 2021, respectively)	$994,823	$1,196,650
Receivables	-	168,522
Receivables – related party	1,779	-
Prepaid expenses and other current assets	22,917	267,150
Total Current Assets	1,019,519	1,632,322

Property and Equipment
Oil and gas acquisition costs	986,644	389,480
Property and equipment, net	365,864	419,723
Total Property and Equipment, net	1,352,508	809,203

Other assets	10,000	-
Equity method investment - Olfert	19,435	-
Equity method investment – Cat Creek	317,445	329,283

TOTAL ASSETS	$2,718,907	$2,770,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$295,651	$267,643
Accrued payroll liabilities	1,629,215	1,559,283
Accrued interest	24,265	17,491
Deferred management fee revenue	-	95,373
Deferred well development costs	1,000,000	-
Convertible debt, net of debt discount and debt issuance costs	217,196	-
Note payable – Alleghany, net of debt discount	617,934	-
Note payable, current portion	242,062	1,220,825
Total Current Liabilities	4,026,323	3,160,615

Long-term note payable – Alleghany	-	600,305
Long-term note, net of current portion	1,012,198	1,246,486
Total Noncurrent Liabilities	1,012,198	1,846,791

TOTAL LIABILITIES	5,038,521	5,007,406

Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding as of February 28 and May 31, respectively	5,451	5,451
Additional paid in capital	8,867,611	8,844,592
Accumulated deficit	(11,192,676)	(11,086,641)

Total Stockholders’ Deficit	(2,319,614)	(2,236,598)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,718,907	$2,770,808

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021
Management fee revenue – related party	$95,372	$1,382,968	$667,608	$4,306,509

Direct costs	371,961	1,230,765	1,536,980	4,212,466

Gross profit (loss)	(276,589)	152,203	(869,372)	94,043

General, selling and administrative expenses	73,312	23,771	238,446	67,814
Consulting and professional services	77,839	78,366	293,136	308,500
Total Operating Expense	151,151	102,137	531,582	376,314

Operating income (loss)	(427,740)	50,066	(1,400,954)	(282,271)

Other income/(expense)
Other non-operating income	-	-	131,153	-
Income from PPP loan forgiveness	-	-	1,224,908	-
Equity method income (loss)	(3,994)	(45,659)	(11,838)	(109,283)
Gain on bargain purchase	-	417,901	-	417,901
Interest expense	(19,881)	(12,052)	(49,304)	(38,418)

Net income (loss)	$(451,615)	$410,256	$(106,035)	$(12,071)

Net income (loss) per share, basic and diluted	$(0.01)	$0.01	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	54,514,765	54,514,765	54,514,765	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the three and nine months ended February 28, 2022

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of May 31, 2021	54,514,765	$5,451	-	-	$8,844,592	$(11,086,641)	$(2,236,598)

Stock based compensation	-	-	-	-	3,288	-	3,288

Net Income	-	-	-	-	-	884,576	884,576

Balance as of August 31, 2021	54,514,765	$5,451	-	-	$8,847,880	$(10,202,065)	$(1,348,734)

Stock based compensation	-	-	-	-	9,866	-	9,866

Net Loss	-	-	-	-	-	(538,996)	(538,996)

Balance as of November 30, 2021	54,514,765	$5,451	-	-	$8,857,746	$(10,741,061)	$(1,877,864)

Stock based compensation	-	-	-	-	9,865	-	9,865

Net Loss	-	-	-	-	-	(451,615)	(451,615)

Balance as of February 28, 2022	54,514,765	$5,451	-	-	$8,867,611	$(11,192,676)	$(2,319,614)

For the three and nine months ended February 28, 2021

Balance as of May 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,718,405)	$(1,868,362)

Net Loss	-	-	-	-	-	(194,830)	(194,830)

Balance as of August 31, 2020	54,514,765	$5,451	-	-	$8,844,592	$(10,913,235)	$(2,063,192)

Net Loss	-	-	-	-	-	(227,497)	(227,497)

Balance as of November 30, 2020	54,514,765	$5,451	-	-	$8,844,592	$(11,140,732)	$(2,290,689)

Net Income	-	-	-	-	-	410,256	410,256

Balance as of February 28, 2021	54,514,765	$5,451	-	-	$8,844,592	$(10,730,476)	$(1,880,433)

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2022	February 28, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(106,035)	$(12,071)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Stock based compensation expense	23,019	-
Depreciation expense	41,859	-
Income from PPP loan forgiveness	(1,224,908)	-
Amortization of debt discount	27,325	4,860
Equity method loss	11,838	109,283
Bargain purchase gain	-	(417,901)

Changes in operating assets and liabilities
Receivables	168,522	-
Receivables from related party	(1,779)	32,058
Prepaid expenses and other current assets	244,233	(83,112)
Bond	(10,000)	-
Accounts payable and accrued liabilities	28,008	(279,847)
Accrued payroll	69,932	-
Deferred revenue	(95,373)	49,540
Accrued interest	21,873	-
NET CASH USED IN OPERATING ACTIVITIES	(801,486)	(597,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investment	-	(448,900)
Investment in SORC, net of cash acquired	-	375,779
Acquisition of oil and gas assets	(604,599)	(230,237)
NET CASH USED IN INVESTING ACTIVITIES	(604,599)	(303,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	207,500	-
Proceeds from prefunded drilling costs	1,000,000	-
Proceeds from PPP loan	-	1,233,655
PPP loan repayments	(3,242)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,204,258	1,233,655

Net change in cash and cash equivalents	(201,827)	333,107

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,196,650	1,532,511

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$994,823	$1,865,618

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$210,050	$-

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

Pursuant to the SORC Purchase Agreement, by and among the Company, Alleghany, SORC, and SORC Holdings LLC, a wholly-owned subsidiary of the Company (“SORC Holdings”), SORC Holdings purchased all of the issued and outstanding shares of SORC stock (the “SORC Shares”) in a transaction that closed on December 31, 2020 (the “SORC Purchase Transaction”). As consideration for the SORC Shares, SORC Holdings paid Alleghany $72,678 (comprised of $55,000 purchase price plus a $17,678 working capital adjustment calculated in accordance with the SORC Purchase Agreement), and the Company agreed to pay Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing, or December 31, 2027. The SORC Purchase Agreement provides for customary adjustments to the purchase price based on the effective date of December 31, 2020. In connection with the SORC Purchase Transaction, the 2011 SORC Agreements were terminated effective as of December 31, 2020.

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

As the Company now owns SORC and the 2011 SORC Agreements have been terminated, the Company no longer receives any payments from SORC (including any Royalty payable by SORC to the Company) outlined in the 2011 SORC Agreements and, except for the payments to the Company in 2021 under the Alleghany Consulting Agreement, the Company no longer receives management fee revenue from Alleghany or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction.

During the period from June 14, 2011 through December 31, 2020, Company management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing UGD projects, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon the knowledge gained, the Company has identified and acquired 31,303 gross acres and 28,497 net acres of mineral property interests in Montana. The Company has received a reserve report from an independent petroleum engineering firm estimating the interests of proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to 27 wells in the initial target area. Within the area encompassed by the reserve report, 10 drilling locations have been identified with the intention to drill an initial development well early in calendar year 2022 and, if that well yields anticipated results, the Company plans to continue to develop the field thereafter. Each well is planned to have an 80-acre footprint, so the first 10 wells would affect only 800 acres, or less than 2 percent of the leased acreage. The success of the first development well and the ability to secure further funding will drive future plans and at this point there is nothing concrete that can be planned out.

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly-owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (“Erehwon APA”) with Erehwon Oil & Gas, LLC (“Erehwon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erehwon APA specifies calculations for royalty interests and working interests for the first 10 well completions and first 10 well recompletions and for all additional wells and recompletions thereafter. Lustre will acquire initial mineral leases and pay 100% of the costs with a cap of $500,000. When the cap is exceeded, Erehwon will have the option to acquire a 10% working interest (“WI”) in a lease by paying 10% of any lease acquisition cost, resulting in Lustre paying 90% of the lease costs, on a lease by lease basis. Until amounts paid to complete the first 10 new wells and first 10 recompletions are repaid (“Payback”), the WI split between Erehwon and Lustre is 10%/90%. Thereafter, the split between Erehwon and Lustre is 20%/80%. Additional wells and recompletions will have a WI split equal to their respective working interest in the leases. This will be 10% Erehwon and 90% Lustre unless Erehwon exercises its option to increase its WI by 10 percent points to 20%/80%, as described above. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first 10 wells and first 10 completions. Additional wells will be funded 80% by Lustre and 20% by Erehwon; provided, that Erehwon has the option to pay 10% of the cost to increase its WI to 20%. Royalty expense will consist of the sum of royalty interest to the land owner and an overriding royalty interest to two individuals (“Prospect Generators”) not to exceed 6% nor be less than 3%. For the first 10 new wells and first 10 recompletions, the Prospect Generators will receive an amount equal to 5% of the cost of each completed producing well.

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

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. As the Company realized a net loss for the three and nine month periods ended February 28, 2022 and the three and nine month periods ended February 28, 2021, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit, and historically has been dependent on one customer for its revenue. Further the Company has negative working capital as of February 28, 2022 and May 31, 2021. The Company entered into the 2011 SORC Agreements to fund operations and to provide working capital. However, as a result of the SORC Purchase Transaction, except for payments made to Laredo in 2021 under the Alleghany Consulting Agreement, Alleghany no longer funds operations or provides working capital to the Company or SORC. There is no assurance that in the future such financing will be available to meet the Company’s needs. This situation raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the consolidated financial statements.

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

Equity Method Investment – Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income (loss) with a two-month lag. Accordingly, the financial results for the equity method investment are reported through December 31, 2021. No impairments were recognized for the Company’s equity method investment during the quarter ended February 28, 2022. See Note 14.

Related Party Receivables – Receivables include amounts due from Cat Creek Holdings represent related party balances arising from employee expense reports incurred by Laredo for work performed solely on the Company’s equity investment in Cat Creek Holdings, but not paid at February 28, 2022 period end.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Acquisition Costs – Oil and gas acquisition costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests. Costs are reviewed to determine if impairment has occurred. The Company has incurred oil and gas acquisition costs totaling $604,599 and $389,480 during the nine months ended February 28, 2022 and the year ended May 31, 2021, respectively.

NOTE 4 – CASH AND CASH EQUIVALENTS

Laredo has entered a Net Profits Interest Agreement in exchange for funding for well development costs. The contracts require that participants pay Lustre the contract price upon execution of the agreement. The funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling, completing and equipping a well. If something changes, the Company may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. The funds are used to satisfy the well development costs. Laredo classifies these funds prior to commencement of well development as restricted cash based on guidance codified as under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230-10-50-8. In the event that progress payments are made from these funds, they are recorded as Oil and Gas Acquisition Costs.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	February 28, 2022		May 31, 2021
Cash and cash equivalents		$145,770		$1,196,650
Restricted cash		849,053		-
	$994,823		$1,196,650

Restricted cash is recorded with respect to the advance funding for well development in accordance with the Net Profits Agreement. See Note 11. These funds are restricted for use for the development of the first well in the Lustre field.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – REVENUE RECOGNITION - continued

Quarterly Management Fee

While the 2011 SORC Agreements were in place with Alleghany during calendar year 2020, the Company generated management fee revenue of $137,500 each quarter, payable in advance. The Company recognized that revenue over the applicable quarter on a straight-line basis. Quarterly management fees recognized for the three and nine months ended February 28, 2021, respectively were $45,833 and $320,833. Pursuant to the SORC Purchase Agreement, the quarterly management fee has been terminated effective December 31, 2020 and no additional quarterly fees have been recognized for the three and nine months ended February 28, 2022. As a result, the Company has not recorded quarterly management fee deferred revenue as of February 28, 2022 and May 31, 2021.

Other Revenue

The Company and Alleghany entered into the Alleghany Consulting Agreement (see Note 1), where Alleghany was obligated to pay the Company a total of $1,144,471, in quarterly payments beginning January 1, 2021, in consideration for making certain individuals available for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany’s previous ownership of SORC. Two individuals are committed for a one-year period ending December 31, 2021, and one individual is committed for a three year period ending December 31, 2023. The Company’s management believes that any work necessary under this obligation will in fact be completed by December 31, 2021 and recognized revenue on a monthly basis over the calendar year ended December 31, 2021. Accordingly, $95,372 and $667,608 is recorded as other revenue for the three and nine month periods ended February 28, 2022. Deferred revenue recorded in calendar year 2021 related to amounts received but not yet earned under this contract. As of February 28, 2022, there are no remaining deferred amounts under this contract. In addition, Alleghany paid the Company $100,000 on January 1, 2021, to be paid to an individual, with no further performance obligations. Other Revenue for both the three and nine months ended February 28, 2021 was $290,745.

NOTE 6 – RECENT AND ADOPTED ACCOUNTING STANDARDS

The Company has reviewed recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 7 – ACQUISITION OF SORC

Purchase Price Allocation

Effective December 31, 2020, the Company acquired a 100% equity interest in SORC (see Note 1). We have accounted for the acquisition of SORC as a business combination using the acquisition method. The preliminary allocations of the purchase price with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The purchase price allocation was preliminary and was subject to revision through the end of the measurement period on December 31, 2021. The original purchase price allocation is final and no further adjustments are necessary.

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

For the quarter ended February 28, 2022, SORC recognized no revenues and $17,629 interest expense recorded related to the debt discount amortization, included in the Consolidated Statement of Operations.

NOTE 8 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, equity method investments, accounts payable, accrued liabilities and notes payable. The equity method investments approximate fair value as a result of limited activity by the investee since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at February 28, 2022.

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

Share based compensation for stock option grants totaling $9,865 and $23,019, respectively is recorded in general, selling and administrative expense during the three and nine months ended February 28, 2022. No share based compensation costs were recorded during the three and nine months ended February 28, 2021.

Stock Options

No option grants were made during the second or third quarter of fiscal year 2022. Option grants for the purchase of 1,600,000 shares of common stock at a price of $0.074 per share were made during the first quarter of fiscal year 2022. The options vest monthly over three years beginning August 1, 2021 and expire on August 1, 2031. The grant date fair value of these stock option grants amounted to approximately $118,387. The assumptions used in calculating these values were based on an expected term of 6.0 years, volatility of 315% and a 0.95% risk free interest rate at the date of grant. No option grants were made during the first nine months of fiscal year 2021.

Restricted Stock

No restricted stock was granted during the first nine months of fiscal years 2022 or 2021.

Warrants

No warrants were issued during the first nine months of fiscal years 2022 or 2021. The 5,374,501 warrants previously outstanding expired June 14, 2021 and are no longer exercisable.

NOTE 11 – NET PROFITS INTEREST AGREEMENT

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement effective as of October 2021 (“NPI Agreement”) with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4, (the “Well”) under the Erehwon Acquisition and Participation Agreement (“APA”). The NPI Agreement grants Olfert Holdings a flow of an Applicable Percentage of available funds from the Well in exchange for Olfert Holdings funding its development. The “Applicable Percentage” under the NPI Agreement is 90% prior to Payout and 50% after Payout, where “Payout” means the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings dated effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company has agreed to make a capital contribution to Olfert Holdings in the amount of $500,000 out of the aggregate $1,500,000 of capital raised by Olfert Holdings. During October and November 2021, through the Company’s wholly owned subsidiary, Lustre Holdings, Laredo received advance payments totaling $1.0 million from four investors pursuant to the NPI agreement. Pursuant to the Olfert Holdings Operating Agreement, the Company was credited an amount equal to $59,935 of well development costs as part of its capital contribution. The Company has not yet determined the source of its funds for the balance of its capital contribution, and it is possible that another investor may invest all or a part of such funds instead of the Company. The Company has also been appointed as the Manager of Olfert Holdings. Through February 28, 2022, the Company has incurred approximately $220,000 related to the development of the first well. The expected well development cost for the first well to be developed under the NPI Agreement is $1.5 million.

In connection with the NPI Agreement, the Company was credited a contribution totaling $59,935 of well development costs as determined per agreement with Olfert on behalf of Olfert Holding representing a 5.5% interest in the entity as of February 28, 2022 based on the carrying value of assets contributed to Olfert. The total investment recorded by Laredo was $19,435 as of February 28, 2022. The difference between the $59,935 contribution recorded at the Olfert level and the investment recorded by Laredo is due to the investment at Laredo being recorded at the carrying value of the assets contributed. As Laredo also currently serves as the manager of Olfert, the Company exercises significant influence. Accordingly, the amount paid is recorded as an equity method investment as of February 28, 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – NOTES PAYABLE

Convertible Debt

In October, November and December 2021, Laredo entered into Securities Purchase Agreements with two accredited investors, pursuant to which the Company issued three convertible promissory notes in the principal amount of $240,625, receiving $207,500 in net cash proceeds (the “Convertible Notes”). The Convertible Notes had an original issue discount of $21,875. Further $11,250 debt issue costs were deducted from the gross proceeds. The total of $33,125 recorded as debt discount are being amortized using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

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

See Note 16 – Subsequent Events for Convertible Debt activity after period end.

Alleghany Notes

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with a due date of December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – NOTES PAYABLE - continued

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, the date of the transaction, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Transaction, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. The note bears no interest until January 1, 2022 whereupon the interest rate increases to 5% per annum through maturity. Accrued interest totaling $4,994 has been recorded as of February 28, 2022. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The Senior Consolidated Note totaling $617,934 is recorded as a current note payable as of February 28, 2022. The debt discount has been fully amortized as of December 31, 2021.

Paycheck Protection Program Loan

	February 28,	May 31,
	2022	2021
Total PPP Loan	$1,254,260	$2,467,311
Less amounts classified as current	242,062	1,220,825

PPP loan, excluding current portion	$1,012,198	$1,246,486

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

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of February 28, 2022, interest totaling $13,303 is recorded in accrued interest on the accompanying balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – NOTES PAYABLE - continued

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven along with the $15,099 related accrued interest through that date. As of May 31, 2021 both PPP Notes have been recorded as debt. During the nine months ended February 28, 2022, the portion of the loan forgiven has been recorded as income from PPP loan forgiveness as the Company has been legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commence on September 1, 2021 with respect to the remaining $23,847 balance on the first Note.

In April 2022, the Company applied for partial forgiveness on the PPP Second Draw Loan. No assurance can be given that the Company will obtain forgiveness of the loan, in whole or in part. Similar to the first PPP Note, any forgiveness on the PPP Second Draw Loan will be treated as income from the extinguishment of its loan obligation when it is legally released from being the primary obligor in accordance with ASC 405-20-40-1.

NOTE 13 – EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. During the nine months ending February 28, 2021, the Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. The Company incurred severance and related charges totaling $222,023 during the first quarter 2021 and $284,113 during the third quarter 2021. As of February 28, 2022 and May 31, 2021, the Company has no remaining severance accrual included in accrued payroll liabilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – EQUITY METHOD INVESTMENTS - continued

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the February 28, 2022 period presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag. Results of operations are excluded for periods prior to acquisition.

Balance Sheet:	As of February 28, 2022
Current Assets	$229,679
Non-current Assets	601,769
Total Assets	$831,448

Current Liabilities	$128,202
Non-current Liabilities	68,355
Shareholders’ equity	634,891
Total Liabilities and Shareholders’ Equity	$831,448

Results of Operations:	Three Months Ended February 28, 2022	Three Months Ended February 28, 2021	Nine Months Ended February 28, 2022	Nine Months Ended February 28, 2021
Revenue	$175,319	$474,044	$504,629	$774,929
Gross Profit (Loss)	(5,946)	236,258	163,905	383,319
Net Loss	$(7,987)	$(91,319)	$(23,676)	$(218,566)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

On February 4, 2021, a case captioned Lustre Oil Company LLC and Erehwon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC was filed in the Montana Seventeenth Judicial District Court for Valley County by Lustre Oil Company LLC, a subsidiary of the Company (“Lustre”), to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property subject to such mineral leases. On January 14, 2022, the court dismissed this action on the motion of the defendant. This decision is being appealed by the Company to the Montana Supreme Court.

Except as set forth above, we are not currently involved in any other legal proceedings and we are not aware of any other pending or potential legal actions.

NOTE 16 – SUBSEQUENT EVENTS

In March 2022, Laredo entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $53,625, receiving $45,000 in net cash proceeds. The convertible promissory note had an original issue discount of $4,875. Further $3,750 debt issue costs were deducted from the gross proceeds. The total of $8,625 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible promissory note is due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

Further, on April 4, 2022 the Company repaid the Convertible Note entered into in October 2021. The repayment totaled $136,479 comprised of $114,125 principal and $22,354 related accrued interest. The Company borrowed $136,479 from Cat Creek to repay the Convertible Note.

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

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of 2022.

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

Further, pursuant to the SORC Purchase Agreement, the Company and Alleghany entered into a consulting agreement dated as of December 31, 2020 (the “Alleghany Consulting Agreement”), pursuant to which Alleghany agreed to pay an aggregate of approximately $1.245 million during calendar year 2021 in consideration of the Company causing certain individuals, including Mark See, the Company’s Chief Executive Officer and Chairman, and Chris Lindsey, the Company’s General Counsel and Secretary, to provide consulting services to Alleghany (for a period of three years for Mr. See and one year for Mr. Lindsey). As of December 31, 2021, Mr. Lindsey was no longer providing the aforementioned consulting services.

The Company believes that the SORC Purchase Transaction was advantageous as it simplified in a timely manner the unwinding of the 2011 SORC Agreements and allowed the Company to acquire vehicles and oil field assets that can be utilized in future oil recovery projects.

As the Company now owns SORC and the 2011 SORC Agreements have been terminated, the Company no longer receives any payments from SORC (including any Royalty payable by SORC to the Company) outlined in the 2011 SORC Agreements. As a result, except for the payments made in calendar year 2021 to the Company under the Alleghany Consulting Agreement, the Company no longer receives management fee revenue from Alleghany or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction.

During the period from June 14, 2011 through December 31, 2020, Company management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing UGD projects, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon the knowledge gained, the Company has identified and acquired 31,303 gross acres and 28,497 net acres of mineral property interests in Montana. The Company has received a reserve report from an independent petroleum engineering firm estimating that interests of proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to 27 wells in the initial target area. Within the area encompassed by the reserve report, 10 drilling locations have been identified with the intention to drill an initial development well there before June 2022 and, if that well yields anticipated results, the Company plans to continue to develop the field thereafter. Each well is planned to have an 80-acre footprint, so the first 10 wells would affect only 800 acres, or less than 2 percent of the leased acreage.

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly-owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (“Erehwon APA”) with Erehwon Oil & Gas, LLC (“Erehwon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erehwon APA specifies calculations for royalty interests and working interests for the first 10 well completions and first 10 well recompletions and for all additional wells and recompletions thereafter. Lustre will acquire initial mineral leases and pay 100% of the costs with a cap of $500,000. When the cap is exceeded, Erehwon will have the option to acquire a 10% working interest (“WI”) in a lease by paying 10% of any lease acquisition cost, resulting in Lustre paying 90% of the lease costs, on a lease-by-lease basis. Until amounts paid to complete the first 10 new wells and first 10 recompletions are repaid (“Payback”), the WI split between Erehwon and Lustre is 10%/90%. Thereafter, the split between Erehwon and Lustre is 20%/80%. Additional wells and recompletions will have a WI split equal to their respective working interest in the leases. This will be 10% Erehwon and 90% Lustre unless Erehwon exercises its option to increase its WI by 10 percent points to 20%/80%, as described above. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first 10 wells and first 10 completions. Additional wells will be funded 80% by Lustre and 20% by Erehwon; provided, that Erehwon has the option to pay 10% of the cost to increase its WI to 20%. Royalty expense will consist of the sum of royalty interest to the landowner and an overriding royalty interest to two individuals (“Prospect Generators”) not to exceed 6% nor be less than 3%. For the first 10 new wells and first 10 recompletions, the Prospect Generators will receive an amount equal to 5% of the cost of each completed producing well.

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement dated effective as of October 2021 (“NPI Agreement”) with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4, (the “Well”) under the Erehwon APA. The NPI Agreement grants Olfert Holdings a flow of an Applicable Percentage of available funds from the Well in exchange for Olfert Holdings funding its development. The “Applicable Percentage” under the NPI Agreement is 90% prior to Payout and 50% after Payout, where “Payout” means the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

In January 2022, the Company entered into that certain Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings dated effective as of November 2022 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company has agreed to make a capital contribution to Olfert Holdings in the amount of $500,000 out of the aggregate $1,500,000 of capital raised by Olfert Holdings Pursuant to the Olfert Holdings Operating Agreement, the Company was credited an amount equal to $59,935 of well development costs as part of its capital contribution. The Company has not yet determined the source of its funds for the balance of its capital contribution, and it is possible that another investor may invest all or a part of such funds instead of the Company. The Company has also been appointed as the Manager of Olfert Holdings. The expected well development cost for the first well to be developed under the NPI Agreement is $1.5 million.

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

Our cash and cash equivalents at February 28, 2022 was $994,823, of which $849,053 is restricted. Total debt outstanding as of February 28, 2022 is $2,089,390 comprised of $217,196, recorded net of $23,429 deferred debt discount, convertible debt classified as short-term payable and owed to two accredited investors, $617,934, owed to Alleghany Capital, which is classified as a short-term notes payable and $1,254,260 pursuant to the PPP Notes. Based on the terms of the PPP Notes, $1,012,198 is classified as a long-term note, net of the current portion totaling $242,062 which is classified as a current note payable.

Results of Operations

Pursuant to the Management Services Agreement with SORC, which terminated effective December 31, 2020 in connection with the SORC Purchase Transaction, the Company received and recorded management fee and other revenue and direct costs totaling $1,092,223 and $1,230,765 for the quarter ended February 28, 2021. Similarly, The Company received and recorded management fee and other revenue and direct cost totaling $4,015,764 and $4,212,466 for the nine months ended February 28, 2021. Due to the termination of the MSA, there are no similar management fee revenues and expenses during fiscal 2022. During the three and nine months ended February 28, 2022, the Company recorded other revenue totaling $95,372 and $667,608 comprised of revenue from consulting services provided pursuant to the Alleghany Consulting Agreement. The Company received and recorded other revenues totaling $290,745 for both the three and nine months ended February 28, 2021. The overall decrease in revenues and direct costs is primarily attributable to the termination of the MSA with SORC resulting in a reduction in force contributing to the decrease in employee related costs in the three and nine months ended February 28, 2022 as compared to the same periods in the prior fiscal year.

During the quarters ended February 28, 2022 and February 28, 2021, respectively, the Company incurred operating expenses of $151,151 and $102,137. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports. The increase in expenses for the quarter ended February 28, 2022 as compared to the same period in 2021 is primarily attributable increases in depreciation and an increase in general operating costs related to the acquired SORC assets, stock based compensation, travel and initial costs incurred in developing the initial well sites during the quarter ended February 28, 2022.

During the nine months ended February 28, 2022 and February 28, 2021, respectively, the Company incurred operating expenses of $531,582 and $376,314. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business and the preparation and filing of our required reports. The increase in expenses for the nine months ended February 28, 2022 as compared to the same period in 2021 is primarily attributable increases in depreciation and an increase in general operating costs related to the acquired SORC assets, stock based compensation, travel and initial costs incurred establishing the initial Lustre well sites during the nine months ending February 28, 2022.

During the nine months ended February 28, 2022, the Company recognized $1,224,908 gain on PPP loan forgiveness of both principle and accrued interest, recognized $11,838 equity method loss related to their July 2020 equity investment, and recognized $131,153 other income for the sale of a license. The Company had no other income during the nine months ended February 28, 2021.

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

LAREDO OIL, INC.

(Registrant)

Date: April 19, 2022	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 19, 2022	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director