Form 10-K
period 2022-05-31
Laredo Oil, Inc.
filed 2022-09-13
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☒

On November 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding shares of common equity held by non-affiliates of the registrant was $1.46 million, based upon the closing price of the common stock on that date on the OTC Bulletin Board.

As of August 29, 2022, there were 55,787,339 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

LAREDO OIL, INC.

Except as otherwise required by the context, references to “Laredo Oil,” “Laredo Oil, Inc.,” “the Company,” “we,” “us” and “our” are to Laredo Oil, Inc., a Delaware corporation, and its subsidiaries.

Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward- looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

The words “believe,” “plan,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” “should” and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Annual Report on Form 10-K and other public statements we make. Such factors are discussed in the “Risk Factors” section of this Annual Report on Form 10-K.

PART I

Item 1. Business

We are an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From our inception in March 2008 through October 2009, we were primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, we shifted our focus to locating mature oil fields, with the intention of acquiring those oil fields and recovering stranded oil using enhanced recovery methods. From June 14, 2011 to December 31, 2020, we were a management services company, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for our then sole customer, Stranded Oil Resources Corporation, or SORC, then a wholly owned subsidiary of Alleghany Corporation. We performed those services in exchange for a quarterly management fee and the reimbursement from SORC of our employee related expenses, which fees and reimbursements were effectively all of our revenues prior to the closing of the Securities Purchase Agreement with Alleghany described below.

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany Corporation. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments. Currently, there are no ongoing operations being conducted by SORC.

Under the Securities Purchase Agreement with Alleghany, we also entered into a Consulting Agreement, under which Alleghany paid us an aggregate of approximately $1.245 million during calendar year 2021 in exchange for our providing Alleghany with one to three years of consulting services from certain of our employees, including Mark See, our Chief Executive Officer.

Alleghany no longer pays us any management fees or reimbursement payments for the monthly expenses of our employees. Those fees and reimbursements were effectively all of our revenues prior to the closing of the Securities Purchase Agreement with Alleghany described above.

While we were providing services to Alleghany prior to December 31, 2020, we gained know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties using enhanced oil recovery methods. We also gained experience in designing, drilling and producing conventional oil wells without using those methods.

We have identified and leased 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. We have identified ten drilling locations in the area and began to drill one exploratory well in 2022. If that exploratory well yields the results we anticipate, we plan to continue to develop the leased area by drilling ten new wells. We expect that each such future well in the field will have a footprint of approximately 80 acres, resulting in coverage of a total of 800 acres. This will include less than two percent of the total acreage under lease. The results we obtain from this acreage will largely depend on the success of our first exploratory well. If we cannot achieve sufficient results from this well, we will have difficulty in securing additional funding to drill additional wells in this area.

In connection with our securing the acreage in Montana described above, our wholly-owned subsidiary, Lustre Oil Company LLC, or Lustre, entered into an Acquisition and Participation Agreement with Erehwon Oil & Gas, LLC, or Erehwon. The agreement with Erehwon allows us to acquire oil and gas interests, and drill, complete and equip wells, in Valley County, Daniels County and Roosevelt County, Montana. Our agreement with Erehwon also specifies calculations for royalty interests and working interests we will receive for the first ten well completions, and first ten well recompletions, which is defined as the completion of a well for production from an existing well bore in another formation. We will acquire the initial mineral leases, and pay 100% of the initial acquisition costs, up to $500,000. When the total costs exceed $500,000, Erehwon has the option to acquire a 10% working interest in any lease we acquired by paying us 10% of our acquisition cost of that lease, resulting in our paying 90% of the applicable lease’s acquisition costs. Until we are repaid the full amount we paid to complete the first ten wells and first ten recompletions in the acreage, the working interest split will remain 10% to Erehwon and 90% to us. After we have recovered our acquisition costs, Erehwon will receive a 20% working interest. Additional wells and recompletions will have a working interest split equal to 10% to Erehwon and 90% to us, unless Erehwon exercises its option to increase its working interest by 10%, as described above.

Under the Erehwon agreement, we fund 100% of the construction costs of the first ten wells and first ten completions. The lease acquisition costs of any additional wells will be funded 80% by us and 20% by Erehwon; provided, however, that Erehwon will have the option to repay to us 10% of our acquisition costs to increase its working interest to 20%. Royalty expense for these wells will consist of a royalty interest to the landowner and an overriding royalty interest of between 3% and 6% for two individuals who generated the prospects. The two individuals who generated the prospects will also receive an amount equal to 5% of the cost of the first ten new completed wells and the first ten completed recompletions.

In January 2022, we executed a Net Profits Interest Agreement with Erehwon and Olfert No. 11-4 Holdings, LLC, or Olfert Holdings, for the purpose of funding the first well, Olfert #11-4, under the Acquisition and Participation Agreement described above. In exchange for Olfert Holdings’ funding of the development of the first well, Olfert Holdings receives 90% of funds resulting from Olfert #11-4 prior to “Payout” and 50% after “Payout.” The Net Profits Interest Agreement defines “Payout” as the point in time when the aggregate of all ‘Net Profits Interest’ payments made to Olfert Holdings under the agreement equals 105% of the total well development costs.

In January 2022, we also entered into the operating agreement for Olfert Holdings. Pursuant to this operating agreement, we agreed to make a capital contribution to Olfert Holdings in the amount of $500,000, out of an aggregate of $1,500,000 of capital to be raised by Olfert Holdings. As of May 31, 2022, we were credited with a contribution totaling $59,935 of well development costs, representing a 5.5% interest in Olfert Holdings, based upon the market value of the assets we contributed. Since then, other investors, including our chief financial officer (see Related Party Transactions), assumed and funded our remaining capital contribution commitment.

On June 30, 2020, we entered into a Limited Liability Company Agreement of Cat Creek Holdings LLC, a Montana limited liability company, forming a joint venture with Lipson Investments LLC and Viper Oil & Gas, LLC for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum County and Garfield County in the State of Montana. Cat Creek Holdings entered into an Asset Purchase and Sale Agreement with Carrell Oil Company on July 1, 2020. Upon closing under that agreement, Cat Creek Holdings paid Carrell Oil $400,000 in cash, subject to certain adjustments resulting from pre- and post-effective date revenue, expense and tax allocations, in exchange for the Cat Creek Field properties. We invested $448,900 in Cat Creek Holdings for 50% of its ownership interests. Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek Holdings, have ownership interests of 25% each, which they received for their respective investments of $224,450. Cat Creek Holdings is managed by four managers, two of which are designated by us.

Competition

Our operating results are largely impacted by competition from other oil and gas companies in all areas of operation, including the acquisition of mature fields. Our competitors include large, well established, companies with substantially more capital resources than we have.

Oil and Gas Price Volatility

Market prices for oil and gas decreased significantly in the first six months of calendar year 2020, as the combination of the COVID-19 global pandemic and geopolitical tensions among the world’s energy producers resulted in the simultaneous reduction of demand and increase in supply of crude. This price reduction has adversely affected the results, prospects and values of energy-related businesses. These businesses are likely to remain under pressure until the uncertainty around the pandemic decreases and the price of energy products recovers. Although oil and gas prices have recovered over the second half of calendar year 2021 and the first half of calendar year 2022, reaching over $100 per barrel, they still remain volatile.

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

Our operations are subject to hazards and risks inherent in drilling for and producing and transporting oil, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and those of others. We maintain insurance against some, but not all, of the risks described above. In particular, the insurance we maintain does not cover claims relating to failure of title to oil leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. The occurrence of an event that is not covered, or not fully covered, by insurance which we maintain or may acquire, could have a material adverse effect on our sales in the period such event may occur.

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

Facilities

Our principal executive office is located at 2021 Guadalupe Street, Ste. 260, Austin, Texas 78705.

Personnel

As of May 31, 2022, we had 8 full-time employees and no part time employees.

Website Access

We make our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we file such reports electronically with the Securities and Exchange Commission. Information on our website is not a part of this report.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

In May 2022, our subsidiary, Lustre Oil Company, began drilling an exploratory well, Olfert #11-4, in the Lustre oil field located in northeastern Montana. As of the filing of this report, the well has not been completed and put into production. As a result of the uncertainty of successful well completion and of future funding availability to develop acquired mineral rights, we are not providing disclosures of proved reserves until we have updated reserve reports.

Item 3. Legal Proceedings

On February 4, 2021, a case captioned Lustre Oil Company LLC and Erewhon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC was filed in the Montana Seventeenth Judicial District Court for Valley County by Lustre Oil Company LLC, a subsidiary of the Company (“Lustre”), to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property subject to such mineral leases. We have completed an appeal to the Montana Supreme Court and are waiting for a decision.

Except as set forth above, we are not currently involved in any other legal proceedings and we are not aware of any other pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the over-the-counter market and is quoted on the Pink Sheets, which is not recognized as a stock exchange for SEC reporting purposes, under the symbol LRDC.

Since our stock began trading on the Pink Sheets on November 5, 2009, there has been a limited trading market for our common stock. The following table presents the range of high and low bid information for our common equity for each full quarterly period within the two most recent fiscal years.

Laredo Oil, Inc. High/Low Market Bid Prices ($)

	Fiscal Q1: Jun 2021 — Aug 2021	Fiscal Q2: Sep 2021 — Nov 2021	Fiscal Q3: Dec 2021— Feb 2022	Fiscal Q4: Mar 20221 — May 2022
High Bid	0.08	0.105	0.09	0.181
Low Bid	0.04	0.043	0.045	0.07

	Fiscal Q1: Jun 2020 — Aug 2020	Fiscal Q2: Sep 2020 — Nov 2020	Fiscal Q3: Dec 2020— Feb 2021	Fiscal Q4: Mar 2021 — May 2021
High Bid	0.0255	0.016	0.0933	0.222
Low Bid	0.0077	0.01	0.0102	0.0441

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

Holders

As of August 29, 2022, we had 55,787,339 shares of common stock issued and outstanding, and there were 23 holders of record of our common stock and more than 700 beneficial holders of our common stock including those who own their shares through their brokers “in street name”.

Dividends

Since our inception, we have not paid any dividends on our common stock. Our board of directors does not anticipate that it will declare dividends on our common stock in the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prior to December 31, 2020, we managed several projects for Stranded Oil Resources Corporation, or SORC, a subsidiary of Alleghany Corporation, or Alleghany. Also prior to December 31, 2020, SORC sold the assets of the projects and transferred the funds it received from those sales to Alleghany. On December 31, 2020, we purchased 100% of the outstanding stock of SORC from Alleghany. At that time, SORC owned vehicles and oil field assets that were not included in the previous sales.

During the period from June 14, 2011 through December 31, 2020, we gained specialized know-how and operational experience implementing underground gravity drainage, or UGD, projects, as well as experience developing conventional oil wells. Based upon this knowledge we gained, as of August 15, 2022, we had identified and acquired approximately 45,246 gross acres and 37,932 net acres of mineral properties in northeastern Montana.. We are currently drilling an exploratory well, Olfert #11-4, there and, if that well is successful, we plan to develop the remainder of the field thereafter. As of the filing date of this report, the well has not yet been completed and put into production. We are continuing our ongoing efforts to complete the well and begin commercial production.

Liquidity and Capital Resources

As a result of the transactions described above, we are no longer entitled to receive management fee revenue or operations reimbursements, or royalty distributions, from Alleghany or SORC. We plan to use our cash and cash equivalents on hand, to maintain our mineral rights acquisition program in Montana and to cover our operating expenses.

On April 28, 2020, we borrowed $1,233,656 under the terms of the Paycheck Protection Program, or the PPP, authorized by the Coronavirus Aid, Relief and Economic Security (CARES) Act. The PPP provides loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business. On July 19, 2021, we were notified that $1,209,809 of the principal amount of our PPP loan had been forgiven, leaving $23,847 in principal payable over the remaining five year life of the loan. We will repay the PPP loan through monthly payments of principal and accrued interest in the amount of $559 per payment, through April 28, 2025.

Effective as of February 3, 2021, we received a second PPP loan in the amount of $1,233,655. On April 25, 2022, $66,682 of the principal amount of the loan was forgiven, leaving $1,166,973 payable over the remaining life of the five-year loan. We will repay the loan through monthly payments of $26,752, beginning June 3, 2022 and ending February 2026.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Our cash and cash equivalents at May 31, 2022 was $109,183. Our total debt outstanding as of May 31, 2022 was $2,377,980, including (i) $617,934 owed to Alleghany, which is classified as a short-term note payable, (ii) $1,185,952 pursuant to the PPP notes. Pursuant to the terms of those notes, we have classified $857,339 of that debt as a long-term note, net of the current portion, totaling $328,613, which is classified as a current note payable, (iii) $374,757 short term convertible notes, net of deferred debt discount, (iv) $62,858 revolving note classified as short-term and (v) $136,479 note payable due Cat Creek as current.

Results of Operations

Pursuant to the Management Services Agreement, or MSA, with SORC, which terminated effective December 31, 2020, we received and recorded management fee revenue of $4,015,763 and direct costs of $4,775,976, respectively, for the fiscal year ending May 31, 2021. The decrease in revenues and direct costs from fiscal year 2021 to 2022 is primarily attributable to the termination of the MSA with SORC. The termination of the MSA also resulted in in a reduction in force, contributing to the decrease in our employee related costs, as well as the cessation of the related monthly and quarterly management fee revenue in the fiscal year ending May 31, 2022, as compared to the fiscal year ending May 31, 2021. Partially offsetting our decrease of management fee revenue in fiscal 2021 was an increase in other revenue and direct costs, respectively totaling $667,608 and $1,286,244 for continued consulting services we provided to Alleghany after the termination of the MSA.

During the fiscal years ended May 31, 2022 and 2021, we incurred operating expenses of $1,580,069 and $499,332, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. In addition, commencing January 1, 2022 payroll related expenses are also included in the general operating expenses as the Company is no longer providing any direct management services. The increase in expenses for the year ended May 31, 2022, as compared to the same period in 2021, is primarily attributable to these payroll costs, increased accounting and other professional fees including public relations and stock based compensation. We also experienced increases in other general and administrative expenses, including insurance, IT and internet services and transfer agent fees, as well as depreciation expense in connection with previously acquired property, plant and equipment.

During the year ended May 31, 2022, we recognized other income and expenses comprised of the $1,292,396 gain on PPP loan forgiveness of both principle and accrued interest, $15,421 equity method income related to our July 2020 equity investment, and $131,153 other income for the sale of a license. During the year ended May 31, 2021, we recognized a $119,617 equity method loss and a gain on bargain purchase totaling $486,294 in connection to the acquisition of 100% equity interest in Stranded Oil Resources Corporation.

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

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to raise straight and convertible debt to fund well development and maintain operations. The Company has worked to attract and retain key personnel with significant experience in the industry. At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of the Company’s headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 229.10(f)(1)

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or “CEO”, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

Our small size and limited resources have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific oil and gas accounting personnel in our accounting department due to our small size, lack of resources and limited technical accountants on staff. Therefore, it is difficult for us to effectively segregate accounting duties and have proper financial reporting, which creates a material weakness in internal controls. This lack of segregation of duties and limited personnel leads management to conclude that our financial reporting disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2022. As we grow, we are working on further improving our segregation of duties and level of supervision.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 30, 2022, the name, age, and position of each of our executive officers and directors, and the term of office of each of our directors.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	62	Independent Director	March 1, 2011
Michael H. Price	74	Independent Director	August 3, 2012
Mark See	61	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	75	Chief Financial Officer, Treasurer and Director	March 1, 2011

Each of our directors serves for a term of three years and until his successor is elected at our annual stockholders’ meeting, and is qualified, subject to removal by our stockholders. Each officer serves at the pleasure of the Board of Directors.

Set forth below is certain biographical information regarding each of our executive officers and directors.

DONALD BECKHAM has served as a director since March 1, 2011. Since July 2015, he has been a Partner with Copestone Energy Partners, LLC. In 1993 he founded Beckham Resources, Inc. (“BRI”) which for the past 20 years has been a licensed, bonded and insured operator in good standing with the Railroad Commission of Texas. Through BRI, Mr. Beckham has drilled and operated fields for his own account. His expertise is in the acquisition, exploitation, exploration and production enhancement of mature oil and gas fields through which he has been able to enhance production by compressor optimization, pump design, work-over programs, stimulation techniques and identifying new pay zones. BRI has operated wells in the following fields: Hull, Liberty, Aransas Pass, McCampbell, Mission River, Garcitas Creek, Sour Lake, Batson, Barton Ranch and Dayton. Prior to BRI, Mr. Beckham was the chief operations manager for Houston Oil Fields Corporation (“HOFCO”) where he began his career. There he was responsible for drilling, production and field operations and managed approximately 100 people including engineers, geologists, land men, pumpers, and other contract personnel, as well as state and federal environmental and regulatory functions. He managed an annual capital budget of approximately $30 million and operated approximately 100 wells. HOFCO drilled about 20 wells per annum and performed approximately 30 recompletions and work over operations each year. HOFCO owned interests in about 10 key fields principally in Texas, and company-managed production was approximately 1,000 bpd of crude oil and 10 mm cfd of natural gas. Fields that he managed were as follows: Manvell, Cold Springs, Shepherd, Turtle Bay, Red Fish Bay, Dickinson, Refugio, Lost Lake, Liberty and Abbeville. Mr. Beckham is a petroleum engineer and 1984 graduate of Mississippi State University.

MICHAEL H. PRICE, has served as a director since August 1, 2012 and has over 40 years of senior financial and petroleum experience in the global oil and gas industry. He has been a principal in Octagon Energy Advisors, a Houston based energy investment advisory firm, from 2002 to the present. The firm advises financial institutions and institutional investors participating in energy investments. Since 2008, he has been a Managing Director at ING Capital which provides debt financing to domestic exploration and production companies. From 1998 through 2002, Mr. Price was the Chief Financial Officer of Forman Petroleum Corporation. Before that, Mr. Price was Managing Director at Chase Manhattan Bank for fifteen years where he was in charge of technical support for Chase’s worldwide energy merchant banking activities. In his early career, he worked as a consulting principal on domestic petroleum engineering and landowner matters, and gained extensive international experience working with major oil companies in a variety of operating positions. He holds a BS and MS from Illinois Institute of Technology, an MBA from the University of Chicago, a M.Sc. from the London School of Economics, and a MS in Petroleum Engineering from Tulane University.

Item 10. Directors, Executive Officers and Corporate Governance - continued

MARK SEE has been our Chief Executive Officer and Chairman of the Board of Directors since October 16, 2009. He has over 25 years of experience in tunneling, natural resources and the petroleum industries. He was the founder and founding CEO of Rock Well Petroleum, a private oil & gas company from January 2005 until December 2008 and worked from then until October 2009 forming Laredo Oil. He was employed with Albian Sands as the Manager for the Alberta Oil Sands Projects at Fort McMurray, Alberta, Canada, a joint venture between Shell Canada and Chevron. Mr. See was also President of Oil Recovery Enhancement LLC in Bozeman, Montana, a private oil company. He was selected as one of the top 25 Engineers in North America by the Engineering News Record for his innovations in the petroleum industry. He is a member of the Society of Mining Engineers and the Society of Petroleum Engineers.

BRADLEY E. SPARKS is our Chief Financial Officer and Treasurer and has been a director since March 1, 2011. Before joining us in October 2009, Mr. Sparks was the Chief Executive Officer, President and a Director of Visualant, Inc. Prior to joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005 to 2006. Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies. Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications and internet companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET. He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995. Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc. Mr. Sparks currently serves on the Board of Directors of Comrise. Mr. Sparks graduated from the United States Military Academy at West Point in 1969 and is a former Army Captain in the Signal Corps. He received a Master of Science in Management degree from the Sloan School of Management at the Massachusetts Institute of Technology in 1975 and is a licensed CPA in Florida.

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

In calendar year 2014, Mr. Beckham served as an executive officer of Mining Oil, Inc., which filed for bankruptcy in January 2015. Four months prior to that filing, Mr. Beckham had resigned his position due to policy differences with members of the management team.

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

Code of Ethics

Our Code of Ethics is attached by reference as Exhibit 14.1 to this Form 10-K and can be found on our web site at www.laredo-oil.com.

Item 11. Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by us for the last two years ended May 31, 2022 and 2021 with regard to individuals who served as the Principal Executive Officer, the Principal Financial Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)
Mark See (1)	2022	422,936	-	-	-	422,936
Chief Executive Officer and Chairman of the Board	2021	627,064	-	-	40,270	667,334

Bradley E. Sparks (2)	2022	415,000	-	119,987	-	534,987
Chief Financial Officer, Treasurer and Director	2021	415,000	-	-	-	415,000

Christopher E. Lindsey (3)	2022	169,195	-	-	-	169,195
General Counsel and Secretary	2021	367,518	10,000	-	23,852	401,370

(1)	In fiscal year 2022 salary includes $326,105 in cash payments and $98,895 of deferred compensation. The salary amount shown in fiscal year 2021 includes a $100,000 cash payment in January 2021. All Other Compensation above was for accrued vacation. As of May 31, 2022, Mr. See has cumulative deferred compensation of $241,728.

(2)	The amounts shown in 2022 include $295,288 of salary paid in cash and $119,712 in deferred compensation and the amounts shown in 2021 include $359,771 of salary paid in cash and $55,229 in deferred compensation. As of May 31, 2022, Mr. Sparks has cumulative deferred compensation of $1,302,202.

(3)	Mr. Lindsey resigned effective December 31, 2021.

Named Executive Officers Compensation and Termination of Employment Provisions

Pursuant to a letter agreement dated October 16, 2009 and subsequently amended between the Company and Mr. See, we pay Mr. See an annual base salary of $495,000 (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $525,000 per year). If Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement) or if Mr. See terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement),, we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

Beginning January 1, 2020, the rate of annual cash salary compensation paid to Mr. See was increased from $485,000 to $498,580 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $528,580 per year). Amounts received above the $495,000 contract salary reduce cumulative deferred compensation and amounts received below the $495,000 contract salary increase deferred compensation.

Item 11. Executive Compensation - continued

For calendar year 2021, the Company paid Mr. See as follows: (a) $100,000 cash on or before January 7, 2021, less applicable withholding taxes: and (b) four (4) equal cash installments of $99,645, less applicable withholding taxes, with the first payment made on or before January 15, 2021, the second payment made on or before April 8, 2021, the third payment made on or before July 8, 2021 and the fourth payment made on or before October 8, 2021. In consideration of the payments above, Mr. See waived any obligations of the Company to pay for any severance benefits included in the letter agreement dated October 16, 2009 referenced above and terminated the October 16, 2009 agreement effective December 31, 2021. Effective January 1, 2022, the Laredo Board of Directors reinstated the terms of the letter agreement dated October 16, 2009 as amended that was in place on December 30, 2020.

Under his contract with Laredo and as of May 31, 2022, Mr. See has $241,728 of cumulative deferred compensation owed him which is the cumulative difference between his contract salary and the actual cash compensation he has received thereunder through May 31, 2022.

Pursuant to a letter agreement dated October 20, 2009 and subsequently amended between the Company and Mr. Sparks, we pay Mr. Sparks an annual base salary of $385,000 (which, together with previously approved allowances for Mr. Sparks equaling $30,000, is an aggregate of $415,000 per year). If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in control agreement),, we will pay severance to Mr. Sparks equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

For calendar year 2021, the Company paid Mr. Sparks as follows: four (4) equal cash installments of $96,250, less applicable withholding taxes, with the first payment made on or before January 15, 2021, the second payment made on or before April 8, 2021, the third payment made on or before July 8, 2021 and the fourth payment made on or before October 8, 2021. In consideration of the payments above, Mr. Sparks waived any obligations of the Company to pay for any severance benefits included in the letter agreement dated October 16, 2009 referenced above and terminated the October 16, 2009 agreement effective December 31, 2021. Effective January 1, 2022, the Laredo Board of Directors reinstated the terms of the letter agreement dated October 16, 2009 as amended that was in place on December 30, 2020.

On May 28, 2022, the Laredo Board of Directors awarded Mr. Sparks options, vested upon grant, to purchase 1,500,000 Laredo common shares at $0.12 per share.  The options replaced 1,500,000 options which expired in April 2022.

Under his contract with Laredo and as of May 31, 2022, Mr. Sparks has $1,302,202 of cumulative deferred compensation owed him which is the cumulative difference between his contract salary and the actual cash compensation he has received thereunder.

Item 11. Executive Compensation - continued

Pursuant to a letter agreement dated October 16, 2013 and subsequently amended between the Company and Mr. Lindsey, we agreed to pay Mr. Lindsey beginning January 1, 2020, the rate of annual cash salary compensation of $326,390 per year (which, together with previously approved allowances for Mr. Lindsey equaling $12,000, is an aggregate of $338,390 per year).

Effective December 31, 2020, the letter agreement dated October 6, 2013 between the Company and Mr. Lindsey was amended to set the salary payment schedule for calendar year 2021 as follows: four (4) equal cash installments of $81,597, less applicable withholding taxes, with the first payment made on or before January 15, 2021, the second payment made on or before April 8, 2021, the third payment made on or before July 8, 2021 and the fourth payment made on or before October 8, 2021. In consideration of the payments above, Mr. Lindsey waived any obligations of the Company to pay for any severance benefits included in the letter agreement dated October 6, 2013 referenced above. Effective December 31, 2020, Mr. Lindsey resigned as General Counsel and all other positions with us..

Item 11. Executive Compensation - continued

Outstanding equity awards as of May 31, 2022:

(a) Name and Principle Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Bradley E. Sparks CFO, Treasurer & Director	1,500,000	0.12	May 28, 2032

In February 2011, the Company approved the Laredo Oil, Inc. 2011 Equity Incentive Plan. The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011 and was amended in December 2014 to increase the number of shares available for issuance thereunder to an aggregate of 15,000,000 shares.

Director Compensation

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(j) Total ($)
Donald Beckham	37,500	-	59,994	97,494
Michael H. Price	37,500	-	59,994	97,494

The compensation for each non-employee director historically has been as follows: quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in three equal installments over three years and fully vested in fiscal 2016, and all reasonable expenses associated with attendance at Board meetings. During the last quarter of fiscal year 2022, cash payments to directors were suspended indefinitely, but were accrued for future payment. On May 28, 2022, we granted options to purchase 500,000 shares each to Mr. Beckham and Mr. Price, vesting upon grant. Since they are executive officers, Messrs. See and Sparks receive no additional compensation for Board service.

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

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	21.6%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	9.1%

Mark See (3) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	31,096,676	52.4%

Bradley E. Sparks (4) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	4,324,857	7.3%

Donald Beckham (5) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	2,150,000	3.6%

Michael H. Price (6) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	1,050,000	1.8%

All Directors and Officers as a Group (4 persons)	Direct	38,621,533	65.0%

(1)	All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment and dispositive power, unless otherwise noted. Amounts of beneficial ownership include all options to purchase common stock expected to be vested 60 days after the filing date of this Form 10-K.

(2)	These shares are owned by Mrs. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)	Includes 12,829,269 shares owned by Mr. See through Bedford Holdings, LLC and 5,423,138 shares owned by Mrs. See through Darlington, LLC, as shown in the table above. These 18,252,407 shares are the only shares owned by relatives which are required to be included in the total number of shares owned by all directors and officers as a group (4 persons).

(4)	Includes fully vested options to purchase 1,500,000 shares of common stock at $0.12 per share.

(5)	Includes fully vested options to purchase 1,100,000 shares of common stock at $0.38 per share and 500,000 shares of common stock at $0.12 per share.

(6)	Includes fully vested options to purchase 500,000 shares of common stock at $0.12 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management - continued

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2022 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,275,000	0.16	8,149,000	(2)

Total	5,275,000	0.16	8,149,000

(1)	Effective November 6, 2011, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to approve the Company’s 2011 Equity Incentive Plan (the “Plan”). Stockholders then owning an aggregate of 31,096,676 shares, or 59.8% of the then issued and outstanding Common Stock of the Company, approved the matter. The Plan and corresponding agreements are exhibits to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 8, 2011. The Plan reserved 10,000,000 shares of common stock for issuance to eligible recipients. In December 2014, the holders of a majority of the shares of Common Stock of Laredo Oil, Inc. (the “Company”) took action by written consent to amend the Plan by reserving an additional 5,000,000 shares of common stock for issuance to eligible recipients. The Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission on December 19, 2014 regarding the additional shares.

(2)	During fiscal year 2012, we issued 500,000 restricted shares to each of our two non-employee directors for a total of one million shares. During fiscal year 2013, we issued 500,000 restricted shares to our third non-employee director. In fiscal year 2014, we issued to our non-employee directors 150,000 restricted shares of which 50,000 restricted shares were later forfeited. In total, a net 1,550,000 restricted shares have been issued to our non-employee directors under the Plan. Since restricted shares were issued to directors, they are not available for issuance under the Plan and thus reduce the number of securities remaining available in this column. In addition, we granted options to purchase 6,010,000 shares of common stock to employees and contractors during fiscal year 2012, none in fiscal year 2013, 2,990,000 in fiscal year 2014, 1,700,000 in fiscal year 2015, 925,000 in fiscal year 2016, none in fiscal years 2017 through 2021 and 4,175,000 in fiscal year 2022 including 1,000,000 options granted to directors. Net of option forfeitures, expired grants, restricted stock grants and option exercises, there are 8,149,000 shares of common stock reserved for issuance to eligible recipients. Since Plan inception, 26,000 common shares have been issued pursuant to option exercises and are not available for issuance under the Plan. The aforementioned restricted stock and options were issued under the 2011 Equity Incentive Plan, as amended (the “Amended Plan”) which authorized 15,000,000 shares of common stock reserved for issuance for directors, employees and contractors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

None

Director Independence.

Both Mr. Price and Mr. Beckham serve as “independent” directors based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual consolidated financial statements and the review of consolidated financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $110,270 for the fiscal year ended May 31, 2022 and $75,000 for the fiscal year ended May 31, 2021.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under paragraph (1) above was $0.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2022 and 2021 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $19,418 and $8,490, respectively.

(4) All Other Fees

During the last two fiscal years ending May 31, 2022 and 2021, respectively there were $0 fees charged by the principal accountants other than those disclosed in (1), (2) and (3) above.

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

LAREDO OIL, INC.
(the “Registrant”)

Date: September 13, 2022	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2022	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 13, 2022	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: September 13, 2022	By:	/s/ Donald Beckham
Donald Beckham
Director

Date: September 13, 2022	By:	/s/ Michael H. Price
Michael H. Price
Director

LAREDO OIL, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Laredo Oil, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Laredo Oil, Inc. and it’s subsidiary (the Company) as of May 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended May 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2022 and 2021, and the consolidated results of its operations and cash flows for each of the two years in the period ended May 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

WEAVER AND TIDWELL, L.L.P.

We have served as the Laredo Oil, Inc.’s auditor since 2011.

Dallas, Texas

September 13, 2022

Laredo Oil Inc.
Consolidated Balance Sheets

	May 31,	May 31,
	2022	2021
ASSETS
Current Assets
Cash and cash equivalents	$109,183	$1,196,650
Receivables	-	168,522
Receivables – related party	1,779	-
Prepaid expenses and other current assets	22,235	267,150
Total Current Assets	133,197	1,632,322

Property and Equipment
Oil and gas acquisition and drilling costs	2,764,477	389,480
Property and equipment, net	410,136	419,723
Total Property and Equipment, net	3,174,613	809,203

Other assets	30,000	-
Equity method investment – Olfert	19,435	-
Equity method investment – Cat Creek	344,704	329,283

TOTAL ASSETS	$3,701,949	$2,770,808

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,242,905	$267,643
Accrued payroll liabilities	1,739,819	1,559,283
Accrued interest	33,329	17,491
Deferred management fee revenue	-	95,373
Deferred well development costs	1,083,822	-
Convertible debt, net of debt discount and debt issuance costs	335,038	-
Revolving note	62,858	-
Note payable – related party	136,479	-
Note payable – Alleghany, net of debt discount	617,934	-
Note payable, current portion	328,613	1,220,825
Total Current Liabilities	5,580,797	3,160,615

Asset retirement obligation	61,762	-
Long-term note payable – Alleghany	-	600,305
Long-term note, net of current portion	857,339	1,246,486
Total Noncurrent Liabilities	919,101	1,846,791

TOTAL LIABILITIES	6,499,898	5,007,406

Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 54,514,765 issued and outstanding as of May 31, 2022 and 2021	5,451	5,451
Additional paid in capital	9,179,088	8,844,592
Accumulated deficit	(11,982,488)	(11,086,641)

Total Stockholders’ Deficit	(2,797,949)	(2,236,598)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,701,949	$2,770,808

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	May 31, 2022	May 31, 2021
Revenue – related party and other	$667,608	$4,592,626

Direct costs	1,286,244	4,775,976

Gross profit (loss)	(618,636)	(183,350)

General, selling and administrative expenses	1,175,674	119,350
Consulting and professional services	404,395	379,982
Total Operating Expense	1,580,069	499,332

Operating loss	(2,198,705)	(682,682)

Other income/(expense)
Other non-operating income	131,153	-
Income from PPP loan forgiveness	1,292,396	-
Equity method gain (loss)	15,421	(119,617)
Gain on bargain purchase	-	486,294
Interest expense	(136,112)	(52,231)

Net loss	$(895,847)	$(368,236)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of basic and diluted common shares outstanding	54,514,765	54,514,765

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statement of Stockholders’ Deficit
For the Years Ended May 31, 2022 and 2021

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance at May 31, 2020	54,514,765	$5,451	-	$-	$8,844,592	$(10,718,405)	$(1,868,362)

Net Loss	-	-	-	-	-	(368,236)	(368,236)

Balance at May 31, 2021	54,514,765	$5,451	-	$-	$8,844,592	$(11,086,641)	$(2,236,598)

Share based compensation	-	-	-	-	278,578	-	278,578

Beneficial conversion feature of convertible debt	-	-	-	-	55,918	-	55,918

Net Loss	-	-	-	-	-	(895,847)	(895,847)

Balance at May 31, 2022	54,514,765	$5,451	-	$-	$9,179,088	$(11,982,488)	$(2,797,949)

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2022	May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(895,847)	$(368,236)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation expense	278,578	-
Income from PPP loan forgiveness	(1,292,396)	-
Amortization of debt discount	66,710	12,439
Bargain purchase gain	-	(486,294)
Equity method (income)/loss	(15,421)	119,617
Depreciation	55,811	13,953
Changes in operating assets and liabilities:
Receivables	168,522	(136,464)
Receivables from related party	(1,779)	-
Prepaid expenses and other current assets	214,915	(109,243)
Accounts payable and accrued liabilities	104,041	(343,380)
Accrued payroll liabilities	180,536	(22,564)
Accrued interest	31,743	39,792
Deferred revenue	(95,373)	49,540

NET CASH USED IN OPERATING ACTIVITIES	(1,199,960)	(1,230,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	-	13,500
Investment in property, plant and equipment	(58,224)	-
Investment in oil and gas field acquisition and drilling costs	(1,365,627)	(265,555)
Investment in SORC, net of cash acquired	-	375,779
Investment in equity method investment	-	(448,900)
NET CASH USED IN INVESTING ACTIVITIES	(1,423,851)	(325,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	527,500	-
Repayment of convertible debt	(187,625)	-
Proceeds from note payable – related party	136,479	-
Proceeds from revolving note	62,858	-
Proceeds from prefunded billing costs	1,000,000	-
Proceeds from PPP loan	-	1,233,655
PPP loan repayments	(4,868)	-
Repayment of note payable	-	(13,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,536,344	1,220,155

Net change in cash and cash equivalents	(1,087,467)	(335,861)

Cash and cash equivalents at beginning of period	1,196,650	1,532,511

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,183	$1,196,650

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$955,043	$123,925
Interest paid	$37,666	$-
Asset retirement obligation	$61,762	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the years ended May 31, 2022 and 2021 presented have been made.

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

During the period from June 14, 2011 through December 31, 2020, Company management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing UGD projects, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon the knowledge gained, the Company has identified and acquired 45,246 gross acres and 37,932 net acres of mineral property interests in Montana. The Company has begun drilling one exploratory well during May 2022 and, if that well yields anticipated results, the Company plans to continue to develop the field thereafter. Each well is planned to have an 80-acre footprint, so the first 10 wells would affect approximately 800 acres, or less than 2 percent of the leased acreage. The success of the first development well and the ability to secure further funding will drive future plans and at this point there is nothing concrete that can be planned out.

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

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement effective as of October 2021 (“NPI Agreement”) with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4, (the “Well”) under the Erehwon Acquisition and Participation Agreement (“APA”). In connection with the NPI Agreement, the Company was credited a contribution totaling $59,935 of well development costs as determined per agreement with Olfert on behalf of Olfert Holding representing a 5.5% interest in the entity as of May 31, 2022 based on the carrying value of assets contributed to Olfert. The total investment recorded by Laredo was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded at the Olfert level and the investment recorded by Laredo is due to the investment at Laredo being recorded at the carrying value of the assets contributed. As Laredo also currently serves as the manager of Olfert, the Company exercises significant influence. Accordingly, the amount paid is recorded as an equity method investment as of May 31, 2022. See further disclosures in Note 9.

Basic and Diluted Loss per Share

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the years ended May 31, 2022 and 2021, all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have been excluded in the calculation of diluted earnings per share.

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

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to (a) controlling overhead and expenses; (b) raising funds connected with specific well development; and (b) raising funds through notes payable and convertible debt to expand and fund property acquisitions exploration and development as well as maintaining operations. The Company has worked to attract and retain key personnel with significant experience in the industry. At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of the Company’s headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

EQUITY METHOD INVESTMENT

Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income with a two-month lag. Accordingly, the financial results for the equity investment are reported through March 31, 2022. No impairments were recognized for the Company’s equity method investment during the year ended May 31, 2022. See Note 16.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

REVENUE RECOGNITION

Monthly Management Fee

The Company generated monthly management revenues from fees for labor and benefit costs in accordance with the Agreements. The Company recognizes revenue for these services in the month the labor and benefits are received by the customer. As a result, the Company records deferred revenue for service that have not been provided. Monthly management fee revenues of $0 and $3,694,930, respectively, were recognized for the years ended May 31, 2022 and 2021. The last monthly management fee payment from SORC was paid in February 2021.

Quarterly Management Fee

While the Agreements were in place with Alleghany during calendar year 2021, the Company generated management fee revenue of $137,500 each quarter, payable in advance. The Company recognized that revenue over the applicable quarter on a straight-line basis. Quarterly management fees recognized for the years ended May 31, 2022 and 2021 were $0 and $320,833, respectively. The last quarterly management fee payment from SORC was paid October 1, 2020 in fiscal year 2021.

Other Revenue

The Company and Alleghany have entered into a Consulting agreement (see Note 1), where Alleghany is obligated to pay the Company a total of $1,144,471, in quarterly payments beginning January 1, 2021, in consideration for making certain individuals available for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany’s previous ownership of SORC. Two individuals are committed for a one-year period ending December 31, 2021, and one individual is committed for a three-year period ending December 31, 2023. The Company’s management believes that any work necessary under this obligation will in fact be completed by December 31, 2021, and is recognizing revenue on a monthly basis over the year ended December 31, 2021. Unearned revenue related to amounts received but not yet earned under this contract at May 31, 2022 and 2021 totaled $0 and $95,373, respectively. Other revenue fees of $667,608 and $576,863, respectively, were recognized for the years ended May 31, 2022 and 2021.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2022 and 2021. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

RECEIVABLES

Receivables as of May 31, 2022 represent balances arising from employee expense reports.

As of May 31, 2021, receivables include amounts due from Alleghany pursuant to the SORC Purchase Transactions. Receivables represent related party balances arising from employee expense reports and estimated monthly license fees incurred in accordance with the Company’s revenue recognition policy, but not paid at May 31, 2021 period end.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are primarily comprised of prepaid public relations fees which are recorded on a quarterly basis and amortized to expense over the 3-month contract life and prepaid directors’ and officers’ insurance which is recorded and amortized to expense over the 12-month contract life. During fiscal year 2021, the Company also had prepaids acquired in the acquisition of SORC and prepaid wages. Certain employees are paid wages on a quarterly basis. As a result, the Company recorded one month of prepaid wages as of May 31, 2021.

OIL AND GAS ACQUISITION AND DRILLING COSTS

Oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the company’s Wells and Related Equipment and Facilities accounts. Absent proved reserves, the deferred costs of the well, net of salvage, are charged to expense. All costs of wells drilled to develop proved reserves, along with all costs of equipment necessary to produce and handle the hydrocarbons, are capitalized even if a development well proves dry. Costs are reviewed to determine if impairment has occurred. The Company has incurred oil and gas acquisition and drilling costs totaling $2,702,715 and 389,480 during the years ended May 31, 2022 and 2021, respectively.

	May 31,	May 31,
	2022	2021
Intangible and tangible drilling costs	$1,857,967	$-
Acquisition costs	844,748	389,480

Oil and gas acquisition and drilling costs	$2,702,715	$389,480

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

PROPERTY AND EQUIPMENT

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

	May 31,	May 31,
	2022	2021
Vehicles and equipment	$479,900	$433,676
Less: Accumulated depreciation	69,764	13,953

Property and equipment, net	$410,136	$419,723

CONVERTIBLE NOTES

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance ASC Topic 470, “Accounting for Convertible Securities with Beneficial Conversion Features”, as those professional standards pertain to “Certain Convertible Instruments”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. ASC Topic 815 provides that generally, if an event that is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities in active markets and have the highest priority.

●	Level 2 – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly.

●	Level 3 – Unobservable inputs for the financial asset or liability and have the lowest priority.

SHARE BASED COMPENSATION

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

NOTE 4 – ACQUISITION OF SORC

Purchase Price Allocation

Effective December 31, 2020, the Company acquired a 100% equity interest in SORC (see Note 1). We have accounted for the acquisition of SORC as a business combination using the acquisition method. The following table represents the allocation of the total purchase price of SORC to the identifiable assets acquired and the liabilities assumed based on the fair values as of the acquisition date, as updated for identified adjustments to current assets and liabilities. The preliminary allocations of the purchase price with less than a year of ownership are subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The purchase price allocation was preliminary and was subject to revision through the end of the measurement period on December 31, 2021. The original purchase price is final and no further adjustments are necessary.

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

For the years ended May 31, 2022 and 2021, respectively, SORC recognized no revenues and $17,629 and $12,439 interest expense recorded related to the debt discount amortization and $12,782 and $0 interest expense on the note payable, included in the Consolidated Statement of Operations.

NOTE 5—ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS

We account for our asset retirement obligations in accordance with Accounting for Asset Retirement and Environmental Obligations. This requires that legal obligations associated with the retirement of long-lived assets be recognized at fair value when incurred and capitalized as part of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long-lived asset.

In the absence of quoted market prices, we estimate the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. Our estimated liability could change significantly if actual costs vary from assumptions or if governmental regulations change significantly.

Our asset retirement obligation was established in May 2022 when we commenced drilling the Olfert#11-4 well in the Lustre oil field. At May 31, 2022 the asset retirement obligation totaled $61,762.

The cash flow estimate for the asset retirement obligation is based upon the assumption of a 25-year expected life of the well, discounted using a credit-adjusted risk free interest rate of 10%.

As drilling commenced in May 2022, no accretion expense has been recorded as of May 31, 2022.

NOTE 6 – FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The estimated fair value of oil and gas properties and the asset retirement obligation incurred in the drilling of oil and gas wells or assumed in the acquisitions of additional oil and gas working interests are based on an estimated discount cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flow model include future commodity prices, projections of estimated quantities of oil and gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 3 for additional information regarding oil and gas property acquisitions.

Laredo estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Laredo’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 5, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

NOTE 7 – EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. For the years ended May 31, 2022 and 2021, respectively, warrants to purchase 0 and 5,374,501 shares of common stock, options to purchase 5,275,000 and 4,300,000 shares of common stock , and 928,333 and 0 shares convertible into shares of common stock in connection with the convertible debt, were not included in the computation of diluted earnings/(loss) per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2022	2021
Numerator - net loss attributable to common stockholders	$(895,847)	$(368,236)

Denominator - weighted average number of common shares outstanding	54,514,765	54,514,765

Basic and diluted earnings/(loss) per common share	$(0.02)	$(0.01)

NOTE 8 - RELATED PARTY TRANSACTIONS

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

Prior to the SORC Purchase Acquisition on December 31, 2020, SORC and Alleghany were considered related parties under FASB ASC 850. See Note 1. All management fee revenue reported by the Company for the period through December 31, 2020 is generated from charges to SORC.

Subsequent to the Company’s purchase of 100% of SORC’s stock on December 31, 2020, Alleghany and its subsidiaries are no longer a related party. See Note 9.

Cat Creek, the Company’s equity investment, loaned Laredo $136,479 at a market rate of interest on April 4, 2022. The note and accrued interest was repaid on August 30, 2022 in exchange for property, plant and equipment.

In accordance with the NPI Agreement, Olfert #11-4 Holdings transferred funds totaling $1,000,000 to Laredo’s wholly owned subsidiary, Lustre for purposes of providing a loan for drilling expenses incurred with respect to the development of one well.

NOTE 9- STOCKHOLDERS’ DEFICIT

Share Based Compensation

Effective November 6, 2011, the holders of a majority of the shares of common stock approved the Plan to reserve 10,000,000 shares of common stock for issuance to eligible recipients. Effective December 2014, an additional 5,000,000 shares of common stock were reserved for issuance to eligible recipients under the Plan. Shares under the plan can be issued in the form of options, restricted stock, and other forms of equity securities. The Company’s board of directors has the discretion to set the amount and vesting period of award grants. As of May 31, 2022, 8,149,000 shares remain available for issuance under the Plan.

The fair value of stock options granted was calculated using the Black-Scholes option pricing model using the following weighted average assumptions during the year ended May 31,2022. There were no options granted in the year ended May 31, 2021.

2022
Risk-free interest rate	1.85%
Expected dividend yield	0%
Expected volatility	314.9%
Expected life of options	6.0 years

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is estimated based on the historical share prices over the same period as the expected life of the option. The Company uses the simplified method for determining the expected term of its stock options.

Stock Options

As of May 31, 2022 and 2021, there were 1,143,761 and 0 unvested and unrecognized shares. As of May 31, 2022, unrecognized compensation cost related to nonvested stock options amounted to $84,282 which is expected to be recognized over the next three years.

The following table summarizes information about options granted during the years ended May 31, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2020	4,679,000	$0.89
Options granted and assumed	-	-
Options expired	-	-
Options cancelled, forfeited	(379,000)	0.38
Options exercised	-	-

Balance, May 31, 2021	4,300,000	$0.94
Options granted and assumed	4,175,000	0.10
Options expired	(1,500,000)	2.00
Options cancelled, forfeited	(1,700,000)	0.36
Options exercised	-	-

Balance, May 31, 2022	5,275,000	$0.16

All stock options are exercisable upon vesting.

As of May 31, 2022 and 2021, 5,275,000 and 4,300,000 options are outstanding at a weighted average exercise price of $0.16 and $0.94, respectively.

Restricted Stock

During fiscal years ending May 31, 2022 and 2021, no restricted stock has been granted and accordingly, no expense has been recorded for restricted stock. The Company granted 1.55 million shares of restricted stock, net of forfeitures during fiscal year 2014. As of May 31, 2022, all 1,550,000 granted shares have been issued.

Warrants

As of May 31, 2021, there were 5,374,501 warrants remaining to be exercised at a price of $0.70 per share to Sunrise Securities Corporation to satisfy the finders’ fee obligation associated with the Alleghany transaction. The warrants expired June 14, 2021.

No warrants are outstanding at May 31, 2022.

NOTE 10 - NET PROFITS INTEREST AGREEMENT

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

In connection with the NPI Agreement, the Company was credited a contribution totaling $59,935 of well development costs as determined per agreement with Olfert on behalf of Olfert Holding representing a 5.5% interest in the entity as of May 31, 2022 based on the carrying value of assets contributed to Olfert. The total investment recorded by Laredo was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded at the Olfert level and the investment recorded by Laredo is due to the investment at Laredo being recorded at the carrying value of the assets contributed. As Laredo also currently serves as the manager of Olfert, the Company exercises significant influence. Accordingly, the amount paid is recorded as an equity method investment as of May 31, 2022.

NOTE 11 – NOTES PAYABLE

Convertible Debt

In October, November, December 2021, March, April and May 2022, Laredo entered into Securities Purchase Agreements with three accredited investors, pursuant to which the Company issued six convertible promissory notes in the principal amount of $608,575, receiving $527,500 in net cash proceeds (the “Convertible Notes”). The Convertible Notes had an original issue discount of $58,575. Further $22,500 debt issue costs were deducted from the gross proceeds. The total of $81,075 recorded as debt discount are being amortized using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. The Company has determined the value associated with the beneficial conversion feature in connection with the notes resulting in a further increase in the debt discount totaling $55,918. The additional debt discount is amortized using the effective interest method through the date the notes are initially convertible.

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

NOTE 11 – NOTES PAYABLE - continued

At no time may the Convertible Notes be converted into shares of Laredo common stock if such conversion would result in the note holders and their affiliates owning an aggregate of in excess of 4.99% of the then outstanding shares of Laredo common stock.

The proceeds from the Convertible Notes can be used by the Company for general corporate purposes.

During April and May 2022, the Company repaid the Convertible Notes entered in October and November 2021. The October 2021 repayment totaled $136,479 comprised of $114,125 principal and $22,354 related accrued interest and prepayment penalty interest. The Company borrowed $136,479 from Cat Creek to repay the Convertible Note.

The November 2021 note repayment totaled $85,469 comprised of $71,500 principal and $13,969 related accrued interest and prepayment penalty interest.

Upon repayment of the October and November 2021 notes, the related remaining outstanding debt discount and debt issue costs totaling $12,388 were amortized and recorded as interest expense.

See Note 17 – Subsequent Events for convertible debt activity after period end.

Revolving Note

The Company entered into a Revolving Credit Note (the “Revolving Note”) with AEI Management, Inc. (“AEI”) with a maximum draw amount of $1,500,000.00. In May 2022, the Company borrowed $62,858 under the Revolving Note. The Note is dated May 25, 2022, to be effective May 12, 2022. The Note has a maturity date of May 1, 2023 or such later date as requested by the Company and agreed in writing by the Lender in its sole discretion. Under the Note, the Lender may, at its sole discretion, make advances to the Company upon the Company’s request in amounts not to exceed an aggregate amount of $150,000 in any 30-day period and not to exceed the full principal amount of the Note in the aggregate. The Note will accrue interest on the outstanding principal sum at the rate of 8.75% per annum, and is payable by the Company every 90 days following the date of the first drawdown. All unpaid principal, accrued interest and any other amounts will be due and payable on the maturity date.

In accordance with the Note, the Lender is entitled, at its option and upon its issuance of a conversion notice to the Company, to convert all or any part of the outstanding and unpaid principal and accrued interest amount under the Note into fully paid and non-assessable shares of common stock of the Company, at a conversion price that shall equal:

if the Company’s common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the Pink Sheets, the lesser of (i) par value of the Company’s common stock or (ii) the cost basis of the most recent, non-affiliate issuance of common stock, or if the Company’s common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group, a 20% discount to the closing price of the common stock as reported by the Company’s primary market on the trading day immediately preceding the issuance of the conversion notice by the Lender to the Company.

Notwithstanding anything to the contrary, in no event shall the Note be converted into shares of common stock or other securities of the Company to the extent that such conversion would result in the Lender and its affiliates together beneficially owning more than 4.99% of the outstanding shares of the Company’s common stock.

The Company did not provide any collateral or guarantees for the loan, nor did the Company pay any facility charge to obtain the loan. The Note provides for certain consent rights of the Lender for the Company to take certain actions, including, among others, any redemption, repurchase, acquisition or declaration or payment of any cash dividend or distribution on any capital stock of the Company, increase of the par value of the Company’s common stock, issuance of debt or sale of substantially all assets or stock, as well as customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and termination or impairment of the Company’s business in any material respect. The Company may prepay the Note at any time without payment of any penalty or premium.

NOTE 11 – NOTES PAYABLE - continued

Alleghany Notes

	May 31,	May 31,
	2022	2021
Total note payable – Alleghany	$617,934	$617,934
Less debt discount	-	17,629
Less amounts classified as current	617,934	-

Note payable – Alleghany, net of current portion	$-	$600,305

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bears no interest until January 1, 2022 whereupon the interest rate increases to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The Senior Consolidated Note is recorded as a Note payable – Alleghany, net of debt discount as of May 31, 2022. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, if the loan is not paid prior to December 31, 2022, the revenue royalty as defined in the Purchase Agreement will be increased from 5% to 6%.

Paycheck Protection Program Loan

	May 31,	May 31,
	2022	2021
Total PPP Loan	$1,185,952	$2,467,311
Less amounts classified as current	328,613	1,220,825

PPP loan, excluding current portion	$857,339	$1,246,486

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

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of May 31, 2022, interest totaling $15,353 is recorded in accrued interest on the accompanying consolidated balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note.

NOTE 11 – NOTES PAYABLE - continued

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. As of May 31, 2022 both PPP Notes have been recorded as Note payable. The portion of the loan forgiven, has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commence on September 1, 2021 with respect to the remaining $23,847 balance on the first Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commence on June 3, 2022 with respect to the remaining $1,166,973 balance on the second PPP Note.

NOTE 12 – PROVISION FOR INCOME TAXES

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the consolidated financial statements for the twelve-months ended May 31, 2022 and 2021. The Company’s tax returns for the fiscal years ended May 31, 2015 through 2021 remain subject to examination by the tax authorities.

The components of the Company’s deferred tax asset as of May 31, 2022 and 2021 are as follows:

	2022	2021
Net operating loss	$658,225	$380,696
Stock compensation	348,104	297,710
Deferred compensation	356,648	319,449
Other	(27,123)	(17,163)
Valuation allowance	(1,335,854)	(980,692)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2022	2021
Tax at statutory rate (21%)	$(188,128)	$(77,330)
Effect of non-taxable and non-deductible permanent differences	(263,296)	-
Effect of change in statutory tax rate	-	-
Other	99,192	2,930
Increase/(decrease) in valuation allowance	352,232	74,400
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2030 and 2042. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

No office leases currently extend beyond one year. Rent expense amounted to $633 and $345 for each of the years ending May 31, 2022 and 2021.

Revenue Royalty

In accordance with the Securities Purchase Agreement, Laredo agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing, December 31, 2020.

NOTE 14 – DEFINED CONTRIBUTION PLAN

The Company had a savings and investment plan (the “401(k) Plan”) covering substantially all employees which was terminated in the fourth quarter of 2020.

NOTE 15 – EMPLOYEE SEPARATIONS

The Company establishes obligations for expected termination benefits provided under existing agreements with a former or inactive employee after employment but before retirement. These benefits generally include severance payments and medical continuation coverage. During the first quarter of 2021, the Company continued to reduce expenses in response to the impact of the COVID-19 pandemic. During third quarter of 2021 and in connection with the SORC purchase agreement and termination of the Alleghany Agreements, the Company continued to reduce expenses. These activities included further reductions in its workforce. The Company incurred severance and related charges totaling $222,023 during the first quarter 2021 and $284,113 during the third quarter 2021. As of May 31, 2022, the Company has no remaining severance accrual included in accrued payroll liabilities.

NOTE 16 – EQUITY METHOD INVESTMENTS

Cat Creek Holdings

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

NOTE 16 – EQUITY METHOD INVESTMENT - continued

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the May 31, 2022 period presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag. Results of operations are excluded for periods prior to acquisition.

Balance Sheet:	As of May 31, 2022
Current Assets	$343,188
Non-current Assets	926,464
Total Assets	$1,269,652

Current Liabilities	$154,384
Non-current Liabilities	425,860
Shareholders’ equity	689,408
Total Liabilities and Shareholders’ Equity	$1,269,652

Results of Operations:	Year Ended May 31, 2022
Revenue	$856,935
Gross Profit	180,769
Net Income	$30,842

Olfert 11-4 Holdings

The following table provides summarized financial information for the Company’s ownership interest in Olfert #11-4 Holding accounted for under the equity method for the May 31, 2022 period presented and has been compiled from respective company financial statements and reflects certain historical adjustments. Results of operations are excluded for periods prior to acquisition. See Note 9 for further information.

Balance Sheet:	As of May 31, 2022
Current Assets	$996
Non-current Assets	1,143,757
Total Assets	$1,144,753

Shareholders’ equity	1,144,753
Total Liabilities and Shareholders’ Equity	$1,144,753

Results of Operations:	Year Ended May 31, 2022
Revenue	$-
Gross Profit	-
Net Loss	$(4)

NOTE 17 – SUBSEQUENT EVENTS

On June 27, 2022 the Company repaid the Convertible Note entered into in December 2021. The repayment totaled $65,745 comprised of $55,000 principal and $10,745 related accrued interest and prepayment penalty interest. Further, the related deferred debt discount and debt issue costs totaling $4,435 were recorded as interest expense.

On June 22, 2022, Laredo, Bradley E. Sparks, the Company’s Chief Financial Officer and a director of the Company (“Sparks”), and Olfert No. 11-4 Holdings, LLC (“Olfert”) executed an Assignment Agreement and Consent (the “Assignment Agreement”). The Assignment Agreement provides, among other things, for the Company to assign to Sparks the rights to purchase up to 356,243 of the 500,000 membership units of Olfert then held by the Company, in exchange for Sparks’ payment to Olfert of $356,243 of the Company’s remaining $500,000 capital commitment to Olfert. The Assignment Agreement was approved by the uninterested members of the Company’s Board of Directors.

Laredo entered into a Secured Promissory Note dated June 28, 2022 (the “Note”),with the initial principal amount of $750,000. The Note is payable to Cali Fields LLC (the “Lender”). The Note will accrue interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Note has a maturity date of December 31, 2023.

As partial consideration for the Lender’s advance of the principal amount of the Note, the Company agreed to pay the Lender a quarterly revenue royalty equal to 0.5% of the consolidated revenue of the Company and its consolidated subsidiaries from the production of oil, gas, gas liquids and all other hydrocarbons, recognized by the Company during the most recent calendar quarter during the “Royalty Period.” The Royalty Period is from June 1, 2022 through May 31, 2027.

The Note is secured by the Company’s fifty percent (50%) interest in Cat Creek Holdings, LLC.

The Company has entered into a financial advisory agreement dated July 21, 2022, pursuant to which the Company engaged Dawson James Securities, Inc. (“Dawson”) to render services as a corporate finance consultant. The term of the Advisory Agreement is twelve months from the date of the Advisory Agreement, unless terminated by either party after 60 days from the date of the Advisory Agreement, with 30 days prior written notice to the other party. Under the terms of the Advisory Agreement, the consultant will provide advice to the Company concerning business and financial planning, corporate organization and structure, private and public equity and debt financing, and such other matters as the parties may mutually agree.

As compensation to Dawson for the services provided under the Advisory Agreement, the Company will pay Dawson $30,000 per calendar quarter, with the first such payment due one day after the date of execution, and each subsequent payment due three months after the previous payment. The Company also agreed to issue to Dawson 2,600,000 fully paid and non-assessable shares of the Company’s common stock, payable in four installments of (i) 1,000,000 shares within three business days after the date of the Advisory Agreement, (ii) 550,000 shares for the subsequent quarter, and (iii) 525,000 shares for each of the remaining two quarters during the term of the Advisory Agreement.

If during the term of the Advisory Agreement the Company decides to (i) finance or refinance any indebtedness using a manager or an agent, or (ii) raise funds by means of a public offering or private placement of equity or debt securities, if Dawson has secured at least $5,000,000 in equity financing for the Company during the term of the Advisory Agreement, Dawson will have the right to act as lead manager, placement agent or agent (or have any affiliate act in such role) for such financing.

On August 30, 2022, the Company entered an agreement to settle the $138,000 loan and related accrued interest received from Cat Creek in exchange for certain fixed assets.