Form 10-Q
period 2022-08-31
Laredo Oil, Inc.
filed 2022-10-24
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2022

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

55,787,339 shares of common stock issued and outstanding as of October 17, 2022.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2022. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on September 13, 2022. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of August 31, 2022 and the results of its operations and cash flows for the three-month period then ended, have been included. The results of operations for the three-month period ended August 31, 2022 are not necessarily indicative of the results for the full year ending May 31, 2023.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2022 (unaudited)	2022
ASSETS
Current Assets
Cash and cash equivalents	$116,698	$109,183
Receivables – related party	1,779	1,779
Prepaid expenses and other current assets	25,171	22,235
Total Current Assets	143,648	133,197

Property and Equipment
Oil and gas acquisition and drilling costs	4,169,319	2,764,477
Property and equipment, net	284,067	410,136
Total Property and Equipment, net	4,453,386	3,174,613

Other assets	30,000	30,000
Equity method investment – Olfert	37,873	19,435
Equity method investment – Cat Creek	333,799	344,704

TOTAL ASSETS	$4,998,706	$3,701,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,683,790	$1,242,905
Accrued payroll liabilities	1,883,345	1,739,819
Accrued interest	54,039	33,329
Deferred well development costs	1,799,260	1,083,822
Convertible debt, net of debt discount and debt issuance costs	306,766	335,038
Revolving note	110,858	62,858
Promissory note	750,000	-
Note payable – related party	-	136,479
Note payable – Alleghany, net of debt discount	-	617,934
Note payable, current portion	343,785	328,613
Total Current Liabilities	6,931,843	5,580,797

Asset retirement obligation	63,306	61,762
Long-term note payable – Alleghany	617,934	-
Long-term note, net of current portion	777,548	857,339
Total Noncurrent Liabilities	1,458,788	919,101

TOTAL LIABILITIES	8,390,631	6,499,898

Commitments and Contingencies (Note 13)	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 55,787,339 and 54,514,765 issued and outstanding as of August 31, 2022 and May 31, 2022, respectively	5,578	5,451
Additional paid in capital	9,443,410	9,179,088
Accumulated deficit	(12,840,913)	(11,982,488)

Total Stockholders’ Deficit	(3,391,925)	(2,797,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,998,706	$3,701,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2022	August 31, 2021
Revenue - related party and other	$-	$286,118

Direct costs	-	591,129

Gross profit (loss)	-	(305,011)

General, selling and administrative expenses	592,380	59,340
Consulting and professional services	335,353	105,615
Total Operating expenses	927,733	164,955

Operating loss	(927,733)	(469,966)

Other non-operating income	23,885	131,153
Income from PPP loan forgiveness	-	1,224,908
Income from employee retention credit	122,682	-
Equity method income	(10,905)	10,847
Interest expense, net	(82,554)	(12,366)

Net income (loss)	$(874,625)	$884,576

Net income (loss) per share, basic and diluted	$(0.02)	0.02

Weighted average number of basic and common shares outstanding	55,200,901	54,514,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
For the three months ended August 31, 2022

Balance as of May 31, 2022	54,514,765	$5,451	-	-	$9,179,088	$(11,982,488)	$(2,797,949)

Restricted stock issued to consultants	1,272,574	127	-	-	187,130	-	187,257

Stock based compensation	-	-	-	-	133,110	-	133,110

Cumulative effect of accounting changes (See Note 5)	-	-	-	-	(55,918)	16,200	(39,718)

Net Loss	-	-	-	-	-	(874,625)	(874,625)

Balance as of August 31, 2022	55,787,339	$5,578	-	-	$9,443,410	$(12,840,913)	$(3,391,925)

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
For the three months ended August 31, 2021

Balance as of May 31, 2021	54,514,765	$5,451	-	-	$8,844,592	$(11,086,641)	$(2,236,598)

Stock based compensation	-	-	-	-	3,288	-	3,288

Net Income	-	-	-	-	-	884,576	884,576

Balance as of August 31, 2021	54,514,765	$5,451	-	-	$8,847,880	$(10,202,065)	$(1,348,734)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2022	August 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(874,625)	$884,576
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities

Stock based compensation expense	133,110	3,288
Restricted stock expense	187,257	-
Depreciation expense	12,875	13,953
Accretion expense	1,544	-
Income from PPP loan forgiveness	-	(1,224,908)
Amortization of debt discount	21,708	7,579
Equity method loss (income)	10,905	(10,847)
Gain on sale of assets	(22,364)	-

Change in operating assets and liabilities
Receivables	-	16,892
Prepaid expenses and other current assets	(2,936)	95,231
Accounts payable and accrued liabilities	(33,865)	(98,644)
Accrued payroll	143,526	35,354
Accrued interest	20,710	4,794
NET CASH USED IN OPERATING ACTIVITIES	(402,155)	(272,732)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in equity method investment	(18,438)	-
Investment in property, plant and equipment	(303)	-
Investment in oil and gas acquisition and drilling costs	(930,710)	(99,497)

NET CASH USED IN INVESTING ACTIVITIES	(949,451)	(99,497)

Repayment of convertible debt	(89,698)	-
Proceeds from notes payable and revolving note	798,000	-
Proceeds from prefunded drilling costs	715,438	-
PPP loan repayments	(64,619)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,359,121	-

Net increase (decrease) in cash and cash equivalents	7,515	(372,229)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,183	1,196,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,698	$824,421

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition and drilling costs in accounts payable	474,750	16,423
Interest paid	29,584	-
Sale of assets in exchange for note payable repayment	136,479	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements have been prepared by management of Laredo Oil, Inc. (the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of and for the periods presented have been made.

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.0001 par value. On October 21, 2009 the name was changed to “Laredo Oil, Inc.”

The Company is an oil exploration and production, or E&P, company, primarily engaged in acquisition and exploration efforts for mineral properties. From June 14, 2011 to December 31, 2020, the Company was a management services company, managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery (“EOR”) methods for its sole customer, Stranded Oil Resources Corporation (“SORC”), a wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. After a change in control in October 2009, the Company shifted its focus to locating mature oil fields, with the intention of acquiring those oil fields and recovering stranded oil using EOR methods. The Company, however, was unable to raise the capital required to purchase any suitable oil fields. On June 14, 2011, the Company entered into several agreements with SORC (collectively, the “2011 SORC Agreements”) to seek recovery of stranded crude oil from mature, declining oil fields by using the EOR method known as Underground Gravity Drainage, or UGD. The 2011 SORC Agreements consisted of (i) a license agreement between the Company and SORC (the “SORC License Agreement”), (ii) a license agreement between the Company and Mark See, the Company’s Chairman and Chief Executive Officer (the “MS-Company License Agreement”), (iii) an Additional Interests Grant Agreement between the Company and SORC, (iv) a Management Services Agreement between the Company and SORC (the “MSA”), (v) a Finder’s Fee Agreement between the Company and SORC (the “Finder’s Fee Agreement”), and a Stockholders Agreement among the Company, SORC and Alleghany Capital Corporation, a subsidiary of Alleghany (“Alleghany Capital”), each of which were dated June 14, 2011.

The 2011 SORC Agreements stipulated that the Company and Mark See would provide management services and expertise to SORC through exclusive, perpetual license agreements and the MSA. As consideration for the licenses to SORC, the Company received an interest in SORC’s net profits, as defined in the 2011 SORC Agreements (the “Royalty”). The MSA provided that the Company would provide the services of various employees, including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provided funding for the salaries, benefit costs, and FICA taxes for the Company employees identified in the MSA. SORC remitted payment for the monthly management fees under the MSA. The quarterly management fee totaled $137,500. The Company received the last such payment on October 1, 2020. Prior to December 31, 2020, SORC also reimbursed the Company for monthly expenses incurred by Company employees in connection with their services under the MSA.

As consideration for the licenses to SORC, the Company was entitled to receive an interest in SORC net profits, as defined in the SORC License Agreement. Under the SORC License Agreement, the Company agreed that a portion of the Royalty, equal to at least 2.25% of the net profits (“Incentive Royalty”), be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Company’s board of directors approved and adopted the Laredo Royalty Incentive Plan (the “Plan”), and the Incentive Royalty was assigned to the Plan. As a result of a Securities Purchase Agreement, dated December 31, 2020 (the “SORC Purchase Agreement”), by and among the Company, Alleghany, SORC, and SORC Holdings LLC, a wholly owned subsidiary of the Company (“SORC Holdings”), the Company no longer receives any Incentive Royalties payable pursuant to the Plan, and Royalties are no longer being paid to the Company by SORC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

Pursuant to the SORC Purchase Agreement, the Company, through SORC Holdings, purchased all of the issued and outstanding shares of SORC (the “SORC Shares”) on December 31, 2020 (the “SORC Purchase Transaction”). As consideration for the SORC Shares, SORC Holdings paid Alleghany $72,678 (comprised of $55,000 purchase price plus a $17,678 working capital adjustment calculated in accordance with the SORC Purchase Agreement), and the Company agreed to pay Alleghany a royalty of 5.0% of the Company’s future consolidated revenues and net profits of the Company’s unconsolidated investments relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years. The 2011 SORC Agreements were terminated effective as of December 31, 2020 pursuant to the SORC Purchase Transaction.

Pursuant to the SORC Purchase Transaction, the Company and Alleghany also entered into a Consulting Agreement (the “Alleghany Consulting Agreement”), pursuant to which Alleghany agreed to pay the Company an aggregate of approximately $1.245 million during calendar year 2021 in consideration of the Company providing consulting services to Alleghany from Mark See, the Company’s Chief Executive Officer and Chairman, and Chris Lindsey, the Company’s then General Counsel and Secretary (for a period of three years for Mr. See and one year for Mr. Lindsey).

The Company believes that the SORC Purchase Transaction was advantageous to the Company as it simplified in a timely manner the unwinding of the 2011 SORC Agreements, and allowed the Company to acquire vehicles and oil field equipment to be utilized in future oil recovery projects.

As the Company now owns SORC, and the 2011 SORC Agreements have been terminated, the Company no longer receives any payments outlined in the 2011 SORC Agreements. As a result, the Company no longer receives management fee revenue from Alleghany, or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction.

Prior to December 31, 2020, the Company’s management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing UGD projects for Allegheny, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon that knowledge, the Company has identified and acquired 45,246 gross acres and 37,932 net acres of mineral property interests in the State of Montana. The Company began drilling one exploratory well during May 2022. That well has not been completed or put into production. The Company is continuing its efforts to complete the well and begin commercial production. Simultaneously, the Company is attempting to raise additional funds to continue field development. Each additional well is planned to have an 80-acre footprint, so the first ten wells would cover approximately 800 acres, or less than two percent of the Company’s leased acreage. The ability of the Company to secure further funding will determine future plans and the pace of field development.

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (the “Erehwon APA”) with Erehwon Oil & Gas, LLC (“Erehwon”). Under the Erehwon APA, the parties will acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erehwon APA specifies calculations for royalty interests and working interests for the first ten well completions and first ten well recompletions, and for all additional wells and recompletions thereafter. Lustre will acquire the initial mineral leases and pay 100% of the acquisition costs, with a cap of $500,000. When the cap is exceeded, Erehwon will have the option to acquire a 10% working interest in a lease by paying 10% of the lease acquisition cost of the lease, resulting in Lustre paying 90% of the lease acquisition costs, on a lease-by-lease basis. Until amounts paid to complete the first ten new wells and first ten recompletions are repaid, the working interest split between Erehwon and Lustre will be 10%/90%. Thereafter, the split between Erehwon and Lustre will be 20%/80%. Additional wells and recompletions will have a working interest split equal to the parties’ respective working interest in the leases, which will be 10% to Erehwon and 90% to Lustre, unless Erehwon exercises its option to increase its working interest, as described above. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and first ten completions. Additional wells will be funded 80% by Lustre and 20% by Erehwon; provided, however, that Erehwon has the option to pay 10% of the costs to increase its working interest to 20%. Royalty expense will consist of the sum of royalty interest to the landowner and an overriding royalty interest to two individuals (“Prospect Generators”) not to exceed 6% nor be less than 3%. For the first ten new wells and first ten recompletions, the Prospect Generators will receive an amount equal to 5% of the cost of each completed producing well.

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “Cat Creek Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). Cat Creek entered into an Asset Purchase and Sale Agreement (the “Cat Creek Purchase Agreement”) with Carrell Oil Company (“Carrell Oil”) on July 1, 2020. The Cat Creek Purchase Agreement provides for the purchase of the Cat Creek Properties from Carrell Oil. Upon closing, Carrell Oil received consideration of $400,000, subject to certain adjustments resulting from revenue, expense and tax allocations. In accordance with the Cat Creek Agreement, the Company invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek, using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by four directors, two of whom shall be designated by the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement (“NPI Agreement”) with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4 (the “Well”), under the Erehwon APA. In connection with the NPI Agreement, the Company was credited with a contribution of $59,935 of well development costs, representing a 5.5% interest in Olfert Holdings. The total investment recorded by the Company was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded by Olfert Holdings and the investment recorded by the Company is due to the investment by the Company being recorded at the carrying value of the assets it contributed to Olfert Holdings. As the Company also currently serves as the manager of Olfert Holdings, the Company exercises significant influence over its operations. Accordingly, the amount of the Company’s investment in Olfert is recorded as an equity method investment as of May 31, 2022. See further disclosures in Note 9.

Basic and Diluted Loss per Share

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three-month period ended August 31, 2022, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. For the three-month period ended August 31, 2021 all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have also been excluded in the calculation of diluted earnings per share. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

	For the Three Months Ended
	August 31,
	2022	2021
Numerator – net income (loss) attributable to common stockholders	$(874,625)	$884,576

Denominator – weighted average number of common shares outstanding	55,200,901	54,514,765

Basic and diluted earnings/(loss) per common share	$(0.02)	$0.02

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit, and historically has been dependent on one customer for its revenue. The Company entered into the Agreements with SORC to fund operations and to provide working capital. However, as a result of the SORC Purchase Agreement, except for payments to be made in calendar year 2021 to Laredo under the Alleghany Consulting Agreement, Alleghany no longer funds operations or provides working capital to the Company or SORC. There is no assurance that in the future such financing will be available to meet the Company’s needs. This situation raises substantial doubt about the Company’s ability to continue as a going concern within one year following the issuance date of the consolidated financial statements.

The Company’s management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to (a) control overhead and expenses; (b) raise funds connected with specific well development; and (b) raise funds through notes payable and convertible debt to expand and fund property acquisitions, exploration and development, as well as maintaining operations. The Company has worked to attract and retain key personnel with significant experience in the industry. At the same time, in an effort to control costs, the Company has required a number of its personnel to multi-task and cover a wider range of responsibilities in an effort to restrict any increase in the Company’s headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations or obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.

Equity Method Investment – Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income (loss) with a two-month lag. Accordingly, the financial results for the equity investment are reported through June 30, 2022. No impairments were recognized for the Company’s equity method investment during the quarter ended August 31, 2022. See Note 12.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Acquisition Costs – The Company’s oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the Company’s Wells and Related Equipment and Facilities accounts. Absent proved reserves, the deferred costs of the well, net of salvage, are charged to expense. All costs of wells drilled to develop proved reserves, along with all costs of equipment necessary to produce and handle the hydrocarbons, are capitalized even if a development well proves dry. Costs are reviewed to determine if impairment has occurred. The Company had oil and gas acquisition and drilling costs totaling $4,169,319 and $2,702,715 as of August 31, 2022 and May 31, 2022, respectively.

	August 31,	May 31,
	2022	2022
Intangible and tangible drilling costs	$3,149,785	$1,857,967
Acquisition costs	1,019,534	844,748

Oil and gas acquisition and drilling costs	$4,169,319	$2,702,715

NOTE 4 – REVENUE RECOGNITION

Other Revenue

The Company and Alleghany have entered into the Alleghany Consulting Agreement (see Note 1), under which Alleghany was obligated to pay the Company a total of $1,144,471, in quarterly payments beginning January 1, 2021, in consideration for making certain individuals available for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany’s previous ownership of SORC. One individual is committed until December 31, 2023. The Company’s management believes that any work necessary under this obligation was completed by December 31, 2021, and recognized revenue on a monthly basis over the year ended December 31, 2021. Accordingly, the Company recorded $286,118 as other revenue for the quarter ended August 31, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – RECENT AND ADOPTED ACCOUNTING STANDARDS

In August 2020, the FASB issued ASU 2020-06,–Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Reporting companies should adopt the guidance as of the beginning of the fiscal year of adoption, and cannot adopt the guidance in an interim reporting period. This accounting standard update, which the Company adopted effective June 1, 2022, impacts the ongoing accounting of the Convertible Notes.

Reporting companies are allowed to adopt this standard by either a modified retrospective method of transition or a fully retrospective method of transition. Under the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the standard was adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. Due to the adoption of this accounting standard update under the modified retrospective method, prior periods for the Company were not restated. Upon adoption, the Company recorded a $16,200 cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the Company’s Convertible Notes described in Note 11. The Company also recorded a $39,718 increase to convertible debt and a decrease to additional paid-in capital of $55,918, due to no longer separating the embedded conversion feature of the Convertible Notes. This adoption did not have a material impact on the Company’s consolidated statement of cash flows.

The Company has reviewed other recently issued accounting standards and plans to adopt those that are applicable to it. It does not expect the adoption of those standards to have a material impact on its financial position, results of operations, or cash flows.

NOTE 6—ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS

The Company accounts for its asset retirement obligations in accordance with Accounting for Asset Retirement and Environmental Obligations. This requires that legal obligations associated with the retirement of long-lived assets be recognized at fair value when incurred and capitalized as part of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized asset is depreciated over the useful life of the long-lived asset.

In the absence of quoted market prices, the Company estimates the fair value of our asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. The Company’s estimated liability could change significantly if actual costs vary from assumptions or if governmental regulations change significantly.

The Company’s asset retirement obligation was established in May 2022, when it commenced drilling the Olfert#11-4 well in the Lustre oil field. At August 31, 2022 and May 31, 2022, the asset retirement obligation totaled $63,306 and $61,762, respectively.

The Company’s cash flow estimate for the asset retirement obligation is based upon the assumption of a 25-year expected life of the well, discounted using a credit-adjusted risk free interest rate of 10%.

The Company’s accretion expense totaling $1,544 was recorded in the three months ending August 31, 2022. Since drilling of the Olfert#11-4 well commenced in May 2022, the Company recorded no accretion expense as of May 31, 2022.

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, accounts and other receivables, equity method investments, accounts payable, accrued liabilities and notes payable. The equity method investments approximate fair value as a result of limited activity by the Company since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of August 31, 2022.

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of notes payable approximates the carrying value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The estimated fair value of the Company’s oil and gas properties and the asset retirement obligation incurred in the drilling of such oil and gas wells or assumed in the acquisitions of additional oil and gas working interests are based on an estimated discount cash flow model and market assumptions. The significant Level 3 assumptions used by the Company in the calculation of estimated discounted cash flow model include future commodity prices, projections of estimated quantities of oil and gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 3 for additional information regarding oil and gas property acquisitions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – FAIR VALUE MEASUREMENTS - continued

The Company estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. The Company determines the abandonment and restoration cost estimates in conjunction with the Company’s reserve engineers, based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. The Company’s asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 6, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

NOTE 8 – RELATED PARTY TRANSACTIONS

Transactions between related parties are considered to be related party transactions even though they may not be given accounting recognition. FASB ASC 850, Related Party Disclosures (“FASB ASC 850”) requires that transactions with related parties that would make a difference in decision making should be disclosed so that users of the financial statements can evaluate their significance. Related party transactions typically occur within the context of the following relationships:

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

On April 4, 2022, Cat Creek, in which the Company has an equity investment, loaned the Company $136,479 at a market rate of interest. The Company repaid the note and accrued interest in August 2022 in an exchange for property, plant and equipment.

In accordance with the NPI Agreement, Olfert #11-4 Holdings transferred funds totaling $1,859,195 to Lustre, the Company’s wholly owned subsidiary, to provide funds for drilling expenses incurred by Lustre with respect to the development of one well.

In June 2022, the Company’s Chief Financial Officer invested $356,000 in Olfert #11-4.

NOTE 9 - NET PROFITS INTEREST AGREEMENT

In January 2022, the Company and Lustre executed the NPI Agreement, with an effective date of October 2021, with Erehwon and Olfert Holdings for the purpose of funding the first well, Olfert #11-4, (the “Well”) under the Erehwon APA. The NPI Agreement grants Olfert Holdings a flow of an “Applicable Percentage” of available funds from the Well in exchange for Olfert Holdings funding of its development. The “Applicable Percentage” under the NPI Agreement is 90% prior to Payout and 50% after Payout, in which “Payout” means the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings dated effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company has agreed to make a capital contribution to Olfert Holdings in the amount of $500,000, out of the aggregate $1,500,000 of capital raised by Olfert Holdings. During October and November of 2021, through Lustre, the Company’s wholly owned subsidiary, the Company received advance payments totaling $1.0 million from four investors pursuant to the NPI agreement. Pursuant to the Olfert Holdings Operating Agreement, the Company was credited an amount equal to $59,935 of well development costs as part of its capital contribution. In May 2022, a vendor made a $83,822 capital contribution in the form of services rendered. Further, in June 2022, the Company’s Chief Financial Officer invested $356,243 in Olfert Holdings pursuant to the NPI Agreement. These two contributions fulfilled the Company’s initial capital contribution commitment under the Olfert Holdings Operating Agreement. The Company has also been appointed as the Manager of Olfert Holdings. On August 3, 2022, the Company issued a capital call notice to the investors in Olfert Holdings to pay an additional $461,440 for expenses that [Olfert Holdings?] is obligated to pay pursuant the NPI Agreement. As of August 31, 2022, investors had paid $358,747 of the capital call. As of August 31, 2022, [Olfert Holdings?] had incurred approximately $3,100,000 in expenses related to the development of the first well. As the expected well development cost for the first well to be developed under the NPI Agreement is in excess of that amount, the Company expects one or more additional capital calls.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - NET PROFITS INTEREST AGREEMENT - continued

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings, representing a 5.5% interest in Olfert Holdings as of May 31, 2022. The total investment in Olfert Holdings recorded by the Company was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed. As the Company also serves as the manager of Olfert Holdings, the Company exercises significant influence over Olfert Holdings. Accordingly, the amount the Company paid to Olfert Holdings is recorded as an equity method investment as of May 31, 2022.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Company made option grants for the purchase of 650,000 shares of common stock, at a price of $0.19 per share, during the first quarter of fiscal year 2023. These options vest immediately and expire on June 2, 2032. The Company made option grants for the purchase of 1,600,000 shares of common stock at a price of $0.074 per share during the first quarter of fiscal year 2022. These options vest monthly over three years, beginning August 1, 2021, and expire on August 1, 2031. The Company used the Black-Scholes option pricing model to estimate the fair value of options granted under its stock incentive plan.

The fair value of the stock option grants, as of the respective grant date, during the three months ending August 31, 2022 and 2021 amounted to approximately $123,487 and $118,387, respectively. The weighted average assumptions used in calculating these values were based on the following:

	2022	2021
Risk-free interest rate	1.85%	0.95%
Expected dividend yield	0%	0%
Expected volatility	314.9%	314.6%
Expected life of options	6.0 years	6.0 years

The risk-free interest rate is based upon the U.S. Treasury interest rate in effect at the time of grant for a bond with a similar term. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is estimated based on the historical share prices over the same period as the expected life of the stock options. The Company uses the simplified method for determining the expected term of its stock options.

Share based compensation for stock option grants totaling $123,487 and $3,288 was recorded in general, selling and administrative expense during the three months ended August 31, 2022 and 2021, respectively.

Restricted Stock

The Company entered into a financial advisory agreement dated July 21, 2022 (the “Advisory Agreement”), pursuant to which the Company engaged Dawson James Securities, Inc. (“Dawson”) to render services as a corporate finance consultant. The term of the Advisory Agreement is twelve months from the date of the Advisory Agreement, unless terminated by either party with 30 days prior written notice to the other party, beginning 60 days following the date of the Advisory Agreement. Under the terms of the Advisory Agreement, Dawson will provide advice to the Company concerning business and financial planning, corporate organization and structure, private and public equity and debt financing, and such other matters as the parties may mutually agree.

As compensation to Dawson for the services provided under the Advisory Agreement, the Company will pay Dawson $30,000 per calendar quarter, with the first such payment being paid one day after the date of execution, and each subsequent payment being due three months after the previous payment. The Company also agreed to issue to Dawson 2,600,000 shares of the Company’s common stock, payable in four installments of (i) 1,000,000 shares issued within three business days after the date of the Advisory Agreement, (ii) 550,000 shares for the subsequent quarter, and (iii) 525,000 shares for each of the remaining two quarters of the term of the Advisory Agreement. During the three months ending August 31, 2022, the Company recorded advisory services totaling $160,000 with respect to the 1,000,000 shares of common issued pursuant to the Advisory Agreement.

If during the term of the Advisory Agreement the Company decides to (i) finance or refinance any indebtedness using a manager or an agent, or (ii) raise funds by means of a public offering or private placement of equity or debt securities, Dawson will have the right to act as lead manager, placement agent or agent (or have any affiliate act in such role) for such financing, provided that Dawson has then secured at least $5,000,000 in equity financing for the Company,.

In April 2022, the Company entered a consulting agreement with an individual for corporate structuring and strategic planning and compliance services. Pursuant to this agreement, the Company agreed to compensate the consultant with cash and restricted shares of the Company’s common stock, which shares vest equally over the 12-month term of the contract. During the three-months ending August 31, 2022, the Company recorded $27,257 in professional fees with respect to the issuance of the first two tranches of 272,474 restricted shares. The consulting agreement was terminated in July 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT - continued

The Company granted no shares of restricted stock during the first quarter of fiscal year 2022.

Warrants

The Company issued no warrants during the first quarters of fiscal years 2023 or 2022.

NOTE 11 – NOTES PAYABLE

Convertible Debt

In October, November, December of 2021, and March, April and May of 2022, the Company entered into Securities Purchase Agreements with three accredited investors, pursuant to which the Company issued six convertible promissory notes in the aggregate principal amount of $608,575 (the “Convertible Notes”), receiving $527,500 in net cash proceeds. The Convertible Notes had an original issue discount of $58,575. Additional debt issue costs of $22,500 were deducted from the gross proceeds from the Convertible Notes. The Company is amortizing a total of $81,075 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. As of May 31, 2022, the Company determined the value associated with the beneficial conversion feature in connection with the Convertible Notes resulting in a further increase in the debt discount of $55,918. This additional debt discount will be amortized using the effective interest method through the date the notes are initially convertible.

In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. This accounting standard update, which was adopted by the Company effective June 1, 2022, impacts the ongoing accounting of the convertible notes.

The Company adopted this standard using the modified retrospective method of transition and applied the guidance to transactions outstanding as of the beginning of the current fiscal year on June 1, 2022. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change is recognized as an adjustment to the opening balance of retained earnings at the date of adoption. Due to the adoption of this accounting standard update under the modified retrospective method, prior periods were not restated. Upon adoption, the Company recorded a $16,200 cumulative-effect adjustment that increased the opening balance of retained earnings on the consolidated balance sheet due to the reduction in non-cash interest expense associated with the historical separation of debt and equity components for the Company’s Convertible Notes. The Company also recorded a $39,718 increase to convertible debt and a decrease to additional paid-in capital of $55,918 due to no longer separating the embedded conversion feature of the Convertible Notes. This adoption did not have a material impact on the Company’s consolidated statement of cash flows.

The Company has the right to prepay the Convertible Notes at any time during the first six months the Convertible Notes are outstanding at the rate of (a) 110% of the unpaid principal amount of such note plus interest, during the first 120 days the note is outstanding, and (b) 115% of the unpaid principal amount of such note plus interest between days 121 and 180 after the issuance date of the note. The Convertible Notes may not be prepaid after the 180th day following the issuance date unless the applicable note holders agree to such repayment and such terms.

The Company agreed to reserve the number of shares of its common stock that may be issuable upon conversion of the Convertible Notes while the Convertible Notes are outstanding.

The Convertible Notes provide for standard and customary events of default, such as failing to timely make payments under the Convertible Notes when due, the failure of the Company to timely comply with the Securities Exchange Act of 1934 reporting requirements and the failure to maintain a listing on the OTC Markets. The Convertible Notes also contain customary positive and negative covenants. The Convertible Notes include penalties and damages payable to the noteholders in the event the Company does not comply with the terms of the Convertible Notes, including in the event the Company does not issue shares of common stock to the noteholders upon conversion of the Convertible Notes within the time periods set forth therein. Additionally, upon the occurrence of certain defaults, as described in the Convertible Notes, the Company is required to pay the noteholders liquidated damages in addition to the amount owed under the Convertible Notes (including in some cases up to 300% of the amount of the applicable Convertible Note).

At no time may the Convertible Notes be converted into shares of the Company’s common stock if such conversion would result in the noteholders and their affiliates owning shares representing in excess of 4.99% of the then outstanding shares of the Company’s common stock.

The proceeds from the Convertible Notes could be used by the Company for general corporate purposes.

On June 27, 2022, the Company repaid the single Convertible Note entered into in December 2021. The repayment totaled $65,745, comprised of $55,000 principal and $10,745 in related accrued interest and prepayment penalty interest. Further, the related deferred debt discount and debt issue costs totaling $4,435 were recorded as interest expense.

During April and May 2022, the Company repaid the Convertible Notes entered into in October and November 2021. The repayment for remaining Convertible Notes totaled $136,479, comprised of $114,125 principal and $22,354 related accrued interest and prepayment penalty interest. The Company borrowed $136,479 from Cat Creek to repay the Convertible Notes.

The Convertible Note issued in November 2021 was repaid in an amount that totaled $85,469, comprised of $71,500 principal and $13,969 related accrued interest and prepayment penalty interest.

Upon the repayment of the October and November 2021 Convertible Notes, the Company amortized the related remaining outstanding debt discount and debt issue costs totaling $12,388, which were recorded as interest expense.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

Revolving Note

On May 25, 2022, the Company entered into a Revolving Credit Note (the “Revolving Note”) with AEI Management, Inc. (“AEI”), with a maximum draw amount of $1,500,000.00. The Revolving Note is dated to be effective May 12, 2022. In May 2022 and June 2022, the Company borrowed $62,858 and $48,000, respectively, under the Revolving Note. The Revolving Note has a maturity date of May 1, 2023, or such later date as requested by the Company and agreed in writing by AEI in its sole discretion. Under the Revolving Note, AEI may, at its sole discretion, make advances to the Company upon the Company’s request in amounts not to exceed an aggregate amount of $150,000 in any 30-day period and not to exceed the full principal amount of the Revolving Note in the aggregate. The Revolving Note accrues interest on the outstanding principal sum at the rate of 8.75% per annum, which is payable by the Company every 90 days following the date of the first drawdown. All unpaid principal, accrued interest and any other amounts will be due and payable on the May 1, 2023 maturity date.

In accordance with the Revolving Note, AEI is entitled, upon its issuance of a conversion notice to the Company, to convert all or any part of the outstanding and unpaid principal and accrued interest amount under the Revolving Note into fully paid and non-assessable shares of common stock of the Company, at a conversion price that shall equal the following:

- if the Company’s common stock is not listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the Pink Sheets, the lesser of (i) par value of the Company’s common stock or (ii) the cost basis of the most recent, non-affiliate issuance of common stock, or

- if the Company’s common stock is listed for trading on an exchange or quoted for trading on the OTC Bulletin Board or the OTC Markets Group, a 20% discount to the closing price of the common stock as reported by the Company’s primary market on the trading day immediately preceding the issuance of the conversion notice by AEI to the Company.

Notwithstanding anything to the contrary, in no event may the Revolving Note be converted into shares of common stock or other securities of the Company to the extent that such conversion would result in AEI and its affiliates together beneficially owning more than 4.99% of the outstanding shares of the Company’s common stock.

The Company did not provide any collateral or guarantees for the Revolving Note, nor did the Company pay any facility charge to obtain the loan represented by the Revolving Note. The Revolving Note requires consent by AEI for the Company to take certain actions, including, among others, any redemption, repurchase, acquisition or declaration or payment of any cash dividend or distribution on any capital stock of the Company, increase of the par value of the Company’s common stock, issuance of debt or sale of substantially all assets or stock, as well as customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and termination or impairment of the Company’s business in any material respect. The Company may prepay the Revolving Note at any time without payment of any penalty or premium.

Promissory Note

The Company entered into a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”),with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023.

As partial consideration for the Lender’s advance of the principal amount of the Secured Note, the Company agreed to pay the Lender a quarterly revenue royalty equal to 0.5% of the consolidated revenue of the Company and its consolidated subsidiaries from the production of oil, gas, gas liquids and all other hydrocarbons, recognized by the Company during the most recent calendar quarter during the “Royalty Period,” from June 1, 2022 through May 31, 2027.

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek Holdings, LLC.

Alleghany Notes

	August 31,	May 31,
	2022	2022
Total note payable – Alleghany	$617,934	$617,934
Less debt discount	-	-
Less amounts classified as current	-	617,934

Note payable – Alleghany, net of current portion	$617,934	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note, including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”), with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment, and to reduce the note balance with any proceeds received from any sales of such equipment. The Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment during fiscal year 2021. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through June 30, 2022. Principal with all accrued and unpaid interest was due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The Senior Consolidated Note is recorded as a Note payable – Alleghany, net of debt discount as of May 31, 2022. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note under which the maturity date of the Senior Consolidated Note was extended to December 31, 2023 in exchange for an increase in interest rate to 8% per annum for the period from July 1, 2022 through December 31, 2023. Also, since the loan was not paid prior to December 31, 2022, the revenue royalty, as defined in the Purchase Agreement, was be increased from 5% to 6%.

Paycheck Protection Program Loan

	August 31,	May 31,
	2022	2022
Total PPP Loan	$1,121,333	$1,185,952
Less amounts classified as current	343,785	328,613

PPP loan, excluding current portion	$777,548	$857,339

On April 28, 2020, the Company entered into a promissory note (the “PPP Note”) with IBERIABANK for $1,233,656 pursuant to the terms of the Paycheck Protection Program (“PPP”) authorized by the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“CARES Act”) In June 2020, the Flexibility Act, which amended the CARES Act, was signed into law. Pursuant to the Flexibility Act, the PPP Note continues to accrue interest on the outstanding principal sum at the rate of 1% per annum. In addition, the initial two-year PPP Note term has been extended to five years through mutual agreement with IBERIABANK as allowed under Flexibility Act provisions.

In February 2021, the Company drew an additional $1,233,655 under the PPP Second Draw Loans, bringing the total principal borrowed to $2,467,311. The additional draw is under the same terms and conditions as the first PPP Note.

The Flexibility Act also provides that if a borrower does not apply for forgiveness of a loan within ten months after the last day of the measurement period (“covered period”), the PPP loan is no longer deferred and the borrower must begin paying principal and interest. In addition, the Flexibility Act extended the length of the covered period from eight weeks to 24 weeks from receipt of proceeds, while allowing borrowers that received PPP loans before June 5, 2020 to determine, at their sole discretion, a covered period of either eight weeks or 24 weeks.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of August 31, 2022, interest totaling approximately $1,000 was recorded in accrued interest on the accompanying consolidated balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the PPP Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the PPP Note.

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

The Company applied for forgiveness of the first PPP Note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. As of August 31, 2022 both PPP Notes have been recorded as Notes Payable. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commence on September 1, 2021 with respect to the remaining $23,847 balance on the first PPP Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022 with respect to the remaining $1,166,973 balance on the second PPP Note. The October 2022 payment under the PPP Second Draw Loan is due and has not been paid as of the date of this filing.

NOTE 12 – EQUITY METHOD INVESTMENT

Cat Creek Holdings

On June 30, 2020, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the LLC Agreement, the Company invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek, using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by four directors, two of whom are designated by the Company.

Cat Creek entered into an Asset Purchase and Sale Agreement (the “Cat Creek Purchase Agreement”) with Carrell Oil on July 1, 2020 for the purchase of the Cat Creek Properties from Carrell Oil. On September 21, 2020, upon resolving the purchase contingency under the Cat Creek Purchase Agreement, Carrell Oil received consideration of $400,000, taking into effect certain adjustments resulting from pre- and post-effective date revenue, expense, and allocations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – EQUITY METHOD INVESTMENT - continued

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the August 31, 2022 period presented and has been compiled from respective financial statements of the Company, reflects certain historical adjustments, and is reported on a two-month lag. Results of operations are excluded for periods prior to acquisition.

Balance Sheet:	As of August 31, 2022
Current Assets	$300,632
Non-current Assets	1,051,078
Total Assets	$1,351,710

Current Liabilities	$254,242
Non-current Liabilities	429,870
Shareholders’ equity	667,598
Total Liabilities and Shareholders’ Equity	$1,351,710

Results of Operations:	Three Months Ended August 31, 2022	Three Months Ended August 31, 2021
Revenue	$259,416	$147,681
Gross Profit	220,188	88,633
Net Income (Loss)	$(21,810)	$21,693

Olfert 11-4 Holdings

The following table provides summarized financial information for the Company’s ownership interest in Olfert #11-4 Holding accounted for under the equity method for the August 31, 2022 period presented and has been compiled from respective financial statements of the Company and reflects certain historical adjustments. Results of operations are excluded for periods prior to acquisition. See Note 10 for further information.

Balance Sheet:	As of August 31, 2022
Current Assets	$508
Non-current Assets	1,859,195
Total Assets	$1,859,703

Shareholders’ equity	1,859,703
Total Liabilities and Shareholders’ Equity	$1,859,703

Results of Operations:	Year Ended August 31, 2022
Revenue	$-
Gross Profit	-
Net Loss	$(40)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On February 4, 2021, a case captioned Lustre Oil Company LLC and Erewhon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC was filed in the Montana Seventeenth Judicial District Court for Valley County by Lustre, to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property subject to such mineral leases.

Except as set forth above, we are not currently involved in any other legal proceedings and we are not aware of any other pending or potential legal actions.

Revenue Royalty – In accordance with the Securities Purchase Agreement, the Company agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years ending December 31, 2027. Further, if the loan is not paid prior to December 31, 2022, the revenue royalty, as defined in the Purchase Agreement, will be increased from 5% to 6%.

In accordance with the Secured Promissory Note, the Company agreed to pay a revenue royalty of 0.5% on consolidated revenue of the Company arising from the direct production of oil and gas. The royalty period extends from June 1, 2022 through May 31, 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

On September 6, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $97,625, receiving $85,000 in net cash proceeds. The convertible promissory note had an original issue discount of $8,875. Further, $3,750  in debt issue costs were deducted from the gross proceeds. The total of $12,625 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of promissory notes in the aggregate principal amount of up to $7,500,000. Pursuant to this Note Purchase Agreement, on September 23, 2022, the Company issued a promissory note in the original principal amount of $50,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount, until November 30, 2022. The promissory notes will accrue interest on the outstanding principal sum at the rate of 10.0% per annum. The promissory notes have a maturity date of September 23, 2025.

In October 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $55,000, receiving $45,000 in net cash proceeds. The note had an original issue discount of $5,000. Further $5,000 debt issue costs were deducted from the gross proceeds. The total of $10,000 recorded as debt discount are being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible promissory note is due in one year from the date of issuance, accrues interest at 12% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 30% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

In September and October 2022, the Company received advances totaling $150,000 from Bradley Sparks, its Chief Financial Officer.

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

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2023.

Company Description and Operations

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

We have identified and leased 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. We began drilling one exploratory well during May 2022, which has not been completed and has not been put into production. We are continuing our efforts to complete the well and begin commercial production. Simultaneously, we are raising funds to continue field development. Each additional well is planned to have an 80-acre footprint, so the first 10 wells would affect approximately 800 acres, or less than two percent of the leased acreage. The ability to secure further funding will drive future plans and the pace of field development.

In connection with our securing the acreage in Montana described above, our wholly-owned subsidiary, Lustre Oil Company LLC, or Lustre, entered into an Acquisition and Participation Agreement with Erehwon Oil & Gas, LLC, or Erehwon. The agreement with Erehwon allows us to acquire oil and gas interests, and drill, complete and equip wells, in Valley County, Daniels County and Roosevelt County, Montana. Our agreement with Erehwon also specifies calculations for royalty interests and working interests we will receive for the first ten well completions, and first ten well recompletions, defined as the completion of a well for production from an existing well bore in another formation. We will acquire the initial mineral leases, and pay 100% of the initial acquisition costs, up to $500,000. When the total costs exceed $500,000, Erehwon has the option to acquire a 10% working interest in any lease we acquired by paying us 10% of our acquisition cost of that lease, resulting in our paying 90% of the applicable lease’s acquisition costs. Until we are repaid the full amount we paid to complete the first ten wells and first ten recompletions in the acreage, the working interest split will remain 10% to Erehwon and 90% to us. After we have recovered our acquisition costs, Erehwon will receive a 20% working interest. Additional wells and recompletions will have a working interest split equal to 10% to Erehwon and 90% to us, unless Erehwon exercises its option to increase its working interest by 10%, as described above.

Under the Erehwon agreement, we fund 100% of the construction costs of the first ten wells and first ten completions. The lease acquisition costs of any additional wells will be funded 100% by us; provided, however, that Erehwon will have the option to repay to us 10% of our acquisition costs to increase its working interest to 20%. Royalty expense for these wells will consist of a royalty interest to the landowner and an overriding royalty interest of between 3% and 6% for two individuals who generated the prospects. The two individuals who generated the prospects will also receive an amount equal to 5% of the cost of the first ten new completed wells and the first ten completed recompletions.

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

Liquidity and Capital Resources

As a result of the transactions described above, we are no longer entitled to receive management fee revenue or operations reimbursements, or royalty distributions, from Alleghany or SORC. We plan to use our cash and cash equivalents on hand and raise additional funds, to maintain our mineral rights acquisition program in Montana and to cover our operating expenses.

On April 28, 2020, we borrowed $1,233,656 under the terms of the Paycheck Protection Program, or the PPP, authorized by the Coronavirus Aid, Relief and Economic Security (CARES) Act. The PPP provides loans to qualifying businesses for amounts up to 2.5 times the average monthly payroll expenses of the business. On July 19, 2021, we were notified that $1,209,809 of the principal amount of our PPP loan had been forgiven, leaving $23,847 in principal payable over the remaining five-year life of the loan. We will repay the PPP loan through monthly payments of principal and accrued interest in the amount of $559 per payment, through April 28, 2025.

Effective as of February 3, 2021, we received a second PPP loan in the amount of $1,233,655. On April 25, 2022, $66,682 of the principal amount of the loan was forgiven, leaving $1,166,973 payable over the remaining life of the five-year loan. We will repay the loan through monthly payments of $26,752, beginning June 3, 2022 and ending February 2026.

Our cash and cash equivalents at August 31, 2022 was $116,698. Our total debt outstanding as of August 31, 2022 was $2,895,948, including (i) $617,934 owed to Alleghany, which is classified as a long-term note payable, (ii) $1,121,333 pursuant to the PPP notes. Pursuant to the terms of those notes, we have classified $777,548 of that debt as a long-term note, net of the current portion, totaling $343,785, which is classified as a current note payable, (iii) $295,823 short term convertible notes, net of deferred debt discount, (iv) $110,858 revolving note classified as short-term and (v) $750,000 note payable due Cali Fields LLC classified as long-term.

Results of Operations

During the three months ending August 31, 2021, we recorded other revenue and direct costs, respectively totaling $286,118 and $591,129 for continued consulting services provided to Alleghany after the termination of the Management Services Agreement effective December 31, 2020. No similar revenues and direct costs were recorded during the three months ending August 31, 2022 as these consulting services were completed effective December 31, 2021.

During the three months ended August 31, 2022 and 2021, we incurred operating expenses of $927,733 and $164,955, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. In addition, commencing January 1, 2022 payroll related expenses are also included in the general operating expenses as we are no longer providing any direct management or consulting services. The increase in expenses for the three months ended August 31, 2022, as compared to the same period in 2021, is primarily attributable to these payroll costs, increased accounting and other professional fees including public relations and advisory services, and stock based compensation. We also experienced increases in other general and administrative expenses, including insurance and SEC filing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the quarter ended August 31, 2022, we recognized other income and expenses comprised of the $122,682 Employee Retention Credit established by the CARES Act, $10,905 equity method loss related to our Cat Creek equity investment, and $23,885 other income. During the quarter ended August 31, 2021, we recognized other income and expenses comprised of the $1,224,908 gain on PPP loan forgiveness of both principle and accrued interest, a $10,847 equity method gain and $131,153 other income for the sale of a license.

As of the filing date of this report, the exploratory well Olfert 11-4 spudded in May 2022 has not been completed and put into production. Economic levels of hydrocarbons have been discovered, but saltwater intrusion has been encountered, which necessitates access to a proximate saltwater injection well to economically dispose of the water. We are continuing our efforts to complete the well and begin economical production.

The Olfert 11-4 well has exceeded its original budget and there are some outstanding construction costs that we have not satisfied. To pay these amounts owed, we plan to issue an additional capital call to the net profits interest investors, but they have no obligation to participate or invest additional funds. Should we be unsuccessful in raising additional funds, unpaid contractors will have the right to attach mechanic liens on the well and foreclose on the drilling site.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The process of preparing consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of liabilities and stockholders’ equity/(deficit) at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include estimates related to the valuation of stock-based compensation and asset retirement obligation. Changes in the status of certain facts or circumstances could result in a material change to the estimates used in the preparation of the consolidated financial statements and actual results could differ from the estimates and assumptions.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer, or CEO and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are not effective in insuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our small size and limited resources have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific oil and gas accounting personnel in our accounting department due to our small size and lack of resources. Therefore, it is difficult for us to effectively segregate accounting duties and have proper oil and gas financial reporting, which creates a material weakness in internal controls. This lack of segregation of duties and limited oil and gas specific personnel leads management to conclude that our disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

LAREDO OIL, INC.

(Registrant)

Date: October 24, 2022	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 24, 2022	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director