Form 10-Q
period 2022-11-30
Laredo Oil, Inc.
filed 2023-01-23
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2022

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

57,255,381 shares of common stock issued and outstanding as of January 16, 2023.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (the “financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the SEC. Nevertheless, the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K, which was filed with the SEC on September 13, 2022. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2022 included in the Form 10-K. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 2022, and the results of its operations and cash flows for the three and six-month periods then ended, have been included in the financial statements. The results of operations for the three and six-month periods ended November 30, 2022 are not necessarily indicative of the results for the full fiscal year ending May 31, 2023.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2022 (unaudited)	2022
ASSETS
Current Assets
Cash and cash equivalents	$99,669	$109,183
Receivables – related party	11,981	1,779
Prepaid expenses and other current assets	16,701	22,235
Total Current Assets	128,351	133,197

Property and Equipment
Oil and gas acquisition and drilling costs	4,268,685	2,764,477
Property and equipment, net	274,137	410,136
Total Property and Equipment, net	4,542,822	3,174,613

Other assets	30,000	30,000
Equity method investment – Olfert	37,873	19,435
Equity method investment – Cat Creek	307,453	344,704

TOTAL ASSETS	$5,046,499	$3,701,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,778,696	$1,242,905
Accrued payroll liabilities	2,000,422	1,739,819
Accrued interest	100,678	33,329
Deferred well development costs	1,799,260	1,083,822
Convertible debt, net of debt discount and debt issuance costs	645,938	335,038
Revolving note	110,858	62,858
Promissory note	750,000	-
Note payable – related party	150,000	136,479
Note payable – Alleghany, net of debt discount	-	617,934
Note payable, current portion	344,099	328,613
Total Current Liabilities	7,679,951	5,580,797

Asset retirement obligation	64,850	61,762
Long-term note payable – Alleghany	617,934	-
Long-term note, net of current portion	697,556	857,339
Total Noncurrent Liabilities	1,380,340	919,101

TOTAL LIABILITIES	9,060,291	6,499,898

Commitments and Contingencies (Note 13)	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 57,255,381 and 54,514,765 issued and outstanding as of November 30, 2022 and May 31, 2022, respectively	5,725	5,451
Additional paid in capital	9,571,164	9,179,088
Accumulated deficit	(13,590,681)	(11,982,488)

Total Stockholders’ Deficit	(4,013,792)	(2,797,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,046,499	$3,701,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021
Revenue – related party and other	$-	$286,118	$-	$572,236

Direct costs	-	573,890	-	1,165,019

Gross profit (loss)	-	(287,772)	-	(592,783)

General, selling and administrative expenses	469,387	105,794	1,061,767	165,134
Consulting and professional services	155,533	109,682	490,886	215,297
Total Operating Expense	624,920	215,476	1,552,653	380,431

Operating income (loss)	(624,920)	(503,248)	(1,552,653)	(973,214)

Other income/(expense)
Other non-operating income	-	-	23,885	131,153
Income from PPP loan forgiveness	-	-	-	1,224,908
Income from employee retention credit	-	-	122,682	-
Equity method income (loss)	(26,346)	(18,691)	(37,251)	(7,844)
Interest expense	(98,502)	(17,057)	(181,056)	(29,423)

Net income (loss)	$(749,768)	$(538,996)	$(1,624,393)	$345,580

Net income (loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$0.01

Weighted average number of common shares outstanding	56,195,327	54,514,765	55,695,397	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) For the three and six months ended November 30, 2022

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of May 31, 2022	54,514,765	$5,451	-	-	$9,179,088	$(11,982,488)	$(2,797,949)

Restricted stock issued to consultants	1,272,574	127	-	-	187,130	-	187,257

Stock based compensation	-	-	-	-	133,110	-	133,110

Cumulative effect of accounting changes (See Note 5)	-	-	-	-	(55,918)	16,200	(39,718)

Net Loss	-	-	-	-	-	(874,625)	(874,625)

Balance as of August 31, 2022	55,787,339	$5,578	-	-	$9,443,410	$(12,840,913)	$(3,391,925)

Stock based compensation	-	-	-	-	9,625	-	9,625

Issuance of shares upon debt conversion	1,468,042	147	-	-	118,129	-	118,276

Net Loss	-	-	-	-	-	(749,768)	(749,768)

Balance as of November 30, 2022	57,255,381	$5,725	-	-	$9,571,164	$(13,590,681)	$(4,013,792)

For the three and six months ended November 30, 2021

Balance as of May 31, 2021	54,514,765	$5,451	-	-	$8,844,592	$(11,086,641)	$(2,236,598)

Stock based compensation	-	-	-	-	3,288	-	3,288

Net Income	-	-	-	-	-	884,576	884,576

Balance as of August 31, 2021	54,514,765	$5,451	-	-	$8,847,880	$(10,202,065)	$(1,348,734)

Stock based compensation	-	-	-	-	9,866	-	9,866

Net Loss.	-	-	-	-	-	(538,996)	(538,996)

Balance as of November 30, 2021	54,514,765	$5,451	-	-	$8,857,746	$(10,741,061)	$(1,877,864)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2022	November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,624,393)	$345,580
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities	-	-

Stock based compensation expense	142,735	13,154
Restricted stock expense	187,257	-
Depreciation expense	22,187	27,906
Accretion expense	3,088	-
Income from PPP loan forgiveness	-	(1,224,908)
Amortization of debt discount	47,863	19,028
Equity method loss (income)	37,251	7,844
Gain on sale of assets	(22,364)	-

Change in operating assets and liabilities	-	-
Receivables	-	139,675
Receivables from related party	(10,202)	(54,667)
Prepaid expenses and other current assets	5,534	100,568
Accounts payable and accrued liabilities	(366)	(179,791)
Accrued payroll	260,603	48,874
Accrued interest	71,500	10,344
NET CASH USED IN OPERATING ACTIVITIES	(879,307)	(746,393)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in equity method investment	(18,438)	-
Investment in property, plant and equipment	(303)	-
Investment in oil and gas acquisition and drilling costs	(968,051)	(280,030)

NET CASH USED IN INVESTING ACTIVITIES	(986,792)	(280,030)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debt	540,000	-
Repayment of convertible debt	(202,556)	161,250
Proceeds from related party note payable	150,000	-
Proceeds from notes payable and revolving note	798,000	-
Proceeds from prefunded drilling costs	715,438	1,000,000
PPP loan repayments	(144,297)	(1,619)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,856,585	1,159,631

Net increase (decrease) in cash and cash equivalents	(9,514)	133,208

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,183	1,196,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$99,669	$1,329,858

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition and drilling costs in accounts payable	536,157	40,533
Interest paid	42,577	-
Conversion of convertible debt	118,276	-
Sale of assets in exchange for note payable repayment	136,479	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements have been prepared by management of Laredo Oil, Inc. (the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the periods presented have been made.

The Company was incorporated under the laws of the State of Delaware on March 31, 2008, under the name of “Laredo Mining, Inc.”. On October 21, 2009 the Company changed its name to “Laredo Oil, Inc.”

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

From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. After a change in control in October 2009, the Company shifted its focus to locating mature oil fields, with the intention of acquiring those oil fields and recovering stranded oil using EOR methods. However, the Company was unable to raise the capital required to purchase any suitable oil fields. On June 14, 2011, the Company entered into several agreements with SORC (collectively, the “2011 SORC Agreements”) to seek recovery of stranded crude oil from mature, declining oil fields by using the EOR method known as Underground Gravity Drainage, or UGD. The 2011 SORC Agreements consisted of (i) a license agreement between the Company and SORC (the “SORC License Agreement”), (ii) a license agreement between the Company and Mark See, the Company’s Chairman and Chief Executive Officer (the “MS-Company License Agreement”), (iii) an Additional Interests Grant Agreement between the Company and SORC, (iv) a Management Services Agreement between the Company and SORC (the “MSA”), (v) a Finder’s Fee Agreement between the Company and SORC (the “Finder’s Fee Agreement”), and a Stockholders Agreement among the Company, SORC and Alleghany Capital Corporation, a subsidiary of Alleghany (“Alleghany Capital”), each of which were dated June 14, 2011.

The 2011 SORC Agreements stipulated that the Company and Mark See would provide management services and expertise to SORC through exclusive, perpetual license agreements and the MSA. As consideration for the licenses to SORC, the Company received an interest in SORC’s net profits, as defined in the 2011 SORC Agreements (the “Royalty”). The MSA provided that the Company would provide the services of various employees, including Mark See, in exchange for monthly and quarterly management service fees. The monthly management service fees provided funding for the salaries, benefit costs, and FICA taxes for the Company employees identified in the MSA. The quarterly management fee totaled $137,500. The Company received the last such payment on October 1, 2020. Prior to December 31, 2020, SORC also reimbursed the Company for monthly expenses incurred by the Company’s employees in connection with their services to SORC under the MSA.

As consideration for the licenses made to SORC, the Company was entitled to receive an interest in SORC’s net profits, as defined in the SORC License Agreement. Under the SORC License Agreement, the Company agreed that a portion of the Royalty, equal to at least 2.25% of the net profits (“Incentive Royalty”), be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Company’s board of directors approved and adopted the Laredo Royalty Incentive Plan (the “Plan”), and the Incentive Royalty was assigned to the Plan. As a result of a Securities Purchase Agreement, dated December 31, 2020 (the “SORC Purchase Agreement”), by and among the Company, Alleghany, SORC, and SORC Holdings LLC, a wholly owned subsidiary of the Company (“SORC Holdings”), the Company no longer receives any Incentive Royalties payable pursuant to the Plan, and SORC no longer makes any such payments to the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS – continued

Pursuant to the SORC Purchase Agreement, the Company, through SORC Holdings, purchased all of the issued and outstanding shares of SORC (the “SORC Shares”) on December 31, 2020 (the “SORC Purchase Transaction”). As consideration for the SORC Shares, SORC Holdings paid Alleghany $72,678 (comprised of $55,000 purchase price plus a $17,678 working capital adjustment calculated in accordance with the SORC Purchase Agreement), and the Company agreed to pay Alleghany a royalty of 5.0% of the Company’s future consolidated revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years. The 2011 SORC Agreements were terminated effective as of December 31, 2020 pursuant to the SORC Purchase Transaction.

Pursuant to the SORC Purchase Transaction, the Company and Alleghany also entered into a Consulting Agreement (the “Alleghany Consulting Agreement”), pursuant to which Alleghany agreed to pay the Company an aggregate of approximately $1.245 million during calendar year 2021 in consideration of the Company providing consulting services to Alleghany from Mark See and Chris Lindsey, the Company’s then General Counsel and Secretary (for a period of three years for Mr. See and one year for Mr. Lindsey).

The Company believes that the SORC Purchase Transaction was advantageous to the Company as it simplified in a timely manner the unwinding of the 2011 SORC Agreements and allowed the Company to acquire vehicles and oil field equipment to be utilized in future oil recovery projects.

As the Company now owns SORC, and the 2011 SORC Agreements have been terminated, the Company no longer receives any of the payments outlined in the 2011 SORC Agreements. As a result, the Company no longer receives management fee revenue from Alleghany, or reimbursement from Alleghany for the monthly expenses of its employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the SORC Purchase Transaction.

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

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (the “Erehwon APA”) with Erehwon Oil & Gas, LLC (“Erehwon”). Under the Erehwon APA, the parties will acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erehwon APA specifies calculations for royalty interests and working interests for the first ten well completions and first ten well recompletions, and for all additional wells and recompletions thereafter. Lustre will acquire the initial mineral leases and pay 100% of the acquisition costs, with a cap of $500,000. When the cap is exceeded, Erehwon will have the option to acquire a 10% working interest in a lease by paying 10% of the acquisition cost of the lease, resulting in Lustre paying 90% of the lease acquisition costs, on a lease-by-lease basis. Until amounts paid to complete the first ten new wells and first ten recompletions are repaid, the working interest split between Erehwon and Lustre will be 10%/90%. Thereafter, the split between Erehwon and Lustre will be 20%/80%. Additional wells and recompletions will have a working interest split equal to the parties’ respective working interest in the leases, which will be 10% to Erehwon and 90% to Lustre, unless Erehwon exercises its option to increase its working interest, as described above. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and first ten completions. Additional wells will be funded 80% by Lustre and 20% by Erehwon; provided, however, that Erehwon has the option to pay 10% of the costs to increase its working interest to 20%. Royalty expense will consist of the sum of royalty interest to the landowner and an overriding royalty interest to two individuals (“Prospect Generators”) not to exceed 6% nor be less than 3%. For the first ten new wells and first ten recompletions, the Prospect Generators will receive an amount equal to 5% of the cost of each completed producing well.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS – continued

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement (“NPI Agreement”) with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4 (the “Well”), under the Erehwon APA. In connection with the NPI Agreement, the Company was credited with a contribution of $59,935 of well development costs, representing a 5.5% interest in Olfert Holdings. The total investment recorded by the Company was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded by Olfert Holdings and the investment recorded by the Company is due to the investment by the Company being recorded at the carrying value of the assets it contributed to Olfert Holdings. As the Company also currently serves as the manager of Olfert Holdings, the Company exercises significant influence over its operations. Accordingly, the amount of the Company’s investment in Olfert is recorded as an equity method investment as of November 30, 2022. See further disclosures in Note 9.

Basic and Diluted Loss per Share

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the six-month period ended November 30, 2022, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. For the six-month period ended November 30, 2021 all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have also been excluded in the calculation of diluted earnings per share. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

	For the Six Months Ended
	November 30,
	2022	2021
Numerator – net income (loss) attributable to common stockholders	$(1,624,393)	$345,580

Denominator – weighted average number of common shares outstanding	55,695,397	54,514,765

Basic and diluted earnings/(loss) per common share	$(0.02)	$0.01

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit, and historically has been dependent on one customer for its revenue. The Company entered into the Agreements with SORC to fund operations and to provide working capital. However, as a result of the SORC Purchase Agreement, except for payments to be made in calendar year 2021 to the Company under the Alleghany Consulting Agreement, Alleghany no longer funds operations or provides working capital to the Company or SORC. There is no assurance that in the future such financing will be available to meet the Company’s needs. This situation raises substantial doubt about the Company’s ability to continue as a going concern within one year following the issuance date of the consolidated financial statements included herein.

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

Equity Method Investment – Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income (loss) with a two-month lag. Accordingly, the financial results for the equity investment are reported through September 30, 2022. No impairments were recognized for the Company’s equity method investment during the quarter ended November 30, 2022. See Note 12.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Acquisition Costs – The Company’s oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the Company’s Wells and Related Equipment and Facilities accounts. Absent proved reserves, the deferred costs of the well, net of salvage, are charged to expense. All costs of wells drilled to develop proved reserves, along with all costs of equipment necessary to produce and handle the hydrocarbons, are capitalized even if a development well proves dry. Costs are reviewed to determine if impairment has occurred. The Company had oil and gas acquisition and drilling costs totaling $4,268,685 and $2,702,715 as of November 30, 2022 and May 31, 2022, respectively.

	November 30,	May 31,
	2022	2022
Intangible and tangible drilling costs	$3,198,139	$1,857,967
Acquisition costs	1,070,546	844,748

Oil and gas acquisition and drilling costs	$4,268,685	$2,702,715

NOTE 4 – REVENUE RECOGNITION

Other Revenue

The Company and Alleghany previously entered into the Alleghany Consulting Agreement (see Note 1), under which Alleghany was obligated to pay the Company a total of $1,144,471 in quarterly payments beginning January 1, 2021 in consideration for making certain individuals available for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany’s previous ownership of SORC. One such individual is committed to provide services until December 31, 2023. The Company’s management believes that any work necessary under this obligation was completed prior to December 31, 2021, and recognized revenue on a monthly basis over the year ended December 31, 2021. Accordingly, the Company recorded $286,118 as other revenue for the quarter ended August 31, 2021.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – RECENT AND ADOPTED ACCOUNTING STANDARDS

In August 2020, the FASB issued ASU 2020-06–Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Reporting companies should adopt the guidance as of the beginning of the fiscal year of adoption, and cannot adopt the guidance in an interim reporting period. This accounting standard update, which the Company adopted effective June 1, 2022, impacts the ongoing accounting of the Convertible Notes.

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

NOTE 6 – ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS

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

The Company’s asset retirement obligation was established in May 2022, when it commenced drilling the Olfert#11-4 well in the Lustre oil field. At November 30, 2022 and May 31, 2022, the asset retirement obligation totaled $64,850 and $61,762, respectively.

The Company’s cash flow estimate for the asset retirement obligation is based upon the assumption of a 25-year expected life of the well, discounted using a credit-adjusted risk-free interest rate of 10%.

The Company’s accretion expense totaling $3,088 was recorded in the six months ending November 30, 2022. Since drilling of the Olfert#11-4 well commenced in May 2022, the Company recorded no accretion expense as of May 31, 2022.

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, accounts and other receivables, equity method investments, accounts payable, accrued liabilities and notes payable. The equity method investments approximate fair value as a result of limited activity by the Company since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of November 30, 2022.

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
(UNAUDITED)

NOTE 7 – FAIR VALUE MEASUREMENTS – continued

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

On April 4, 2022, Cat Creek, in which the Company has an equity investment, loaned the Company $136,479 at a market rate of interest. In August 2022, the Company repaid the note and accrued interest in an exchange for property, plant and equipment.

In accordance with the NPI Agreement, Olfert #11-4 Holdings transferred funds totaling $1,859,195 to Lustre, the Company’s wholly owned subsidiary, to provide funds for drilling expenses incurred by Lustre with respect to the development of one well.

In June 2022, the Company’s Chief Financial Officer invested $356,000 in Olfert #11-4. On October 26, 2022, the Company’s Chief Financial Officer received a $150,000 demand note bearing an annual interest rate of 10%, secured, pursuant to the terms of a Pledge Agreement, by ownership units of Lustre.

NOTE 9 – NET PROFITS INTEREST AGREEMENT

In January 2022, the Company and Lustre executed the NPI Agreement with Erehwon and Olfert Holdings, with an effective date of October 2021, for the purpose of funding the Well under the Erehwon APA. The NPI Agreement grants Olfert Holdings a flow of an “Applicable Percentage” of available funds from the Well in exchange for Olfert Holdings funding of its development. The “Applicable Percentage” under the NPI Agreement is 90% prior to Payout and 50% after Payout, in which “Payout” means the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings, dated effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company has agreed to make a capital contribution to Olfert Holdings in the amount of $500,000, out of the $1,500,000 of capital raised by Olfert Holdings. During October and November of 2021, through Lustre, the Company’s wholly owned subsidiary, the Company received advance payments totaling $1.0 million from four investors, pursuant to the NPI Agreement. Pursuant to the Olfert Holdings Operating Agreement, the Company was credited with an amount equal to $59,935 of well development costs as part of its capital contribution. In May 2022, a vendor made a $83,822 capital contribution in the form of services rendered. Further, in June 2022, the Company’s Chief Financial Officer invested $356,243 in Olfert Holdings pursuant to the NPI Agreement. These two contributions fulfilled the Company’s initial capital contribution commitment under the Olfert Holdings Operating Agreement. The Company has also been appointed as the Manager of Olfert Holdings. On August 3, 2022, the Company issued a capital call notice to the investors in Olfert Holdings to pay an additional $461,440 for expenses that Lustre is obligated to pay pursuant the NPI Agreement. As of November 30, 2022, investors had paid $358,747 of the capital call. As of November 30, 2022, Lustre had incurred approximately $3,300,000 in expenses related to the development of the first well. The Company issued a capital call notice to the investors of Olfert Holdings to pay an additional $1.7 million as the expenditures exceeded its original budget and certain outstanding construction costs have not been satisfied. We did not raise additional funds from the capital call, and unpaid contractors have threatened to attach mechanic liens on the well and foreclose on the drilling site. We intend to raise additional capital, complete the well and pay the amounts owed to contractors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – NET PROFITS INTEREST AGREEMENT – continued

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings, representing a 5.5% interest in Olfert Holdings as of May 31, 2022. The total investment in Olfert Holdings recorded by the Company was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed. As the Company also serves as the manager of Olfert Holdings, the Company exercises significant influence over Olfert Holdings. Accordingly, the amount the Company paid to Olfert Holdings is recorded as an equity method investment as of November 30, 2022.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Company made grants of options for the purchase of 650,000 shares of its common stock, at a strike price of $0.19 per share, during the first quarter of fiscal year 2023. These options vest immediately and expire on June 2, 2032. The Company made grants for the purchase of 1,600,000 shares of its common stock at a strike price of $0.074 per share, during the first quarter of fiscal year 2022. These options vest monthly over three years, beginning August 1, 2021, and expire on August 1, 2031. The Company used the Black-Scholes option pricing model to estimate the fair value of options granted under its stock incentive plan.

The fair value of the stock option grants, as of the respective grant date, during the six months ending November 30, 2022 and 2021 amounted to approximately $123,487 and $118,387, respectively. The weighted average assumptions used in calculating these values were based on the following:

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

The Company recorded share-based compensation for stock option grants totaling $142,735 and $13,154 in general, selling and administrative expense during the six months ended November 30, 2022 and 2021, respectively.

Restricted Stock

The Company entered into a financial advisory agreement, dated July 21, 2022 (the “Advisory Agreement”), pursuant to which the Company engaged Dawson James Securities, Inc. (“Dawson”) to render services as a corporate finance consultant. The term of the Advisory Agreement is twelve months from the date of the Advisory Agreement, unless terminated by either party with 30 days prior written notice to the other party, beginning 60 days following the date of the Advisory Agreement. Under the terms of the Advisory Agreement, Dawson will provide advice to the Company concerning business and financial planning, corporate organization and structure, private and public equity and debt financing, and such other matters as the parties may mutually agree.

As compensation to Dawson for the services provided under the Advisory Agreement, the Company is to pay Dawson $30,000 per calendar quarter, with the first such payment being paid one day after the date of execution, and each subsequent payment being due three months after the previous payment. The Company made the first $30,000 payment in July 2022. The Company also agreed to issue to Dawson 2,600,000 shares of the Company’s common stock, payable in four installments of (i) 1,000,000 shares issued within three business days after the date of the Advisory Agreement, (ii) 550,000 shares for the subsequent quarter, and (iii) 525,000 shares for each of the remaining two quarters of the term of the Advisory Agreement. The first 1,000,000 restricted shares were issued in July 2022. During the six months ending November 30, 2022, the Company recorded advisory service fees totaling $160,000 with respect to the 1,000,000 shares of common issued pursuant to the Advisory Agreement.

If during the term of the Advisory Agreement the Company decides to (i) finance or refinance any indebtedness using a manager or an agent, or (ii) raise funds by means of a public offering or private placement of equity or debt securities, Dawson will have the right to act as lead manager, placement agent or agent (or have any affiliate act in such role) for such financing, provided that Dawson has then secured at least $5,000,000 in equity financing for the Company. As of the date of this filing, Dawson has failed to secure any equity financing for the Company, and the Company has suspended any additional stock issuances to Dawson under the contract.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT – continued

In April 2022, the Company entered a consulting agreement with an individual for corporate structuring and strategic planning and compliance services. Pursuant to this agreement, the Company agreed to compensate the consultant with cash and restricted shares of the Company’s common stock, which shares vest equally over the 12-month term of the contract. During the six months ending November 30, 2022, the Company recorded $27,257 in professional fees with respect to the issuance of the first two tranches of 272,474 restricted shares. The consulting agreement was terminated in July 2022.

The Company granted no shares of restricted stock during the first and second quarters of fiscal year 2022.

Warrants

The Company issued no warrants during fiscal year 2022 or the first two quarters of fiscal year 2023.

NOTE 11 – NOTES PAYABLE

Convertible Debt

In November of 2022, the Company entered into Securities Purchase Agreements with two accredited investors, pursuant to which the Company issued two convertible promissory notes in the aggregate principal amount of $140,250 (the “Convertible Notes”), receiving $120,000 in net cash proceeds. The Convertible Notes had an original issue discount of $12,750. Additional debt issue costs of $7,500 were deducted from the gross proceeds from the Convertible Notes. The Company is amortizing a total of $20,250 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

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

In October, November, December of 2021, and March, April and May of 2022, the Company entered into Securities Purchase Agreements with three accredited investors, pursuant to which the Company issued six convertible promissory notes in the aggregate principal amount of $608,575 receiving $527,500 in net cash proceeds. The Convertible Notes had an original issue discount of $58,575. Additional debt issue costs of $22,500 were deducted from the gross proceeds from the Convertible Notes. The Company is amortizing a total of $81,075 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. As of May 31, 2022, the Company determined the value associated with the beneficial conversion feature in connection with the Convertible Notes resulting in a further increase in the debt discount of $55,918 which is amortized using the effective interest method through the dates the notes are initially convertible. The additional debt discount was subsequently reversed during the first quarter of fiscal 2023 pursuant to the adoption of ASU 2020-06 as follows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE – continued

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

During October and November 2022, the Company repaid the single Convertible Note entered into on April 14, 2022. To satisfy the obligation, the note holder received 1,468,042 common shares of Laredo Oil, Inc. at an average price of $0.0806 per share to repay $114,125 of principal and $4,150 of accrued interest.

On September 2, 2022 the Company repaid the single Convertible Note entered into on March 1, 2022. The repayment totaled $64,088, comprised of $53,625 principal and $10,463 in related accrued interest and prepayment penalty interest. Further, the related deferred debt discount and debt issue costs totaling $4,371 were recorded as interest expense.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE – continued

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. Pursuant to this Note Purchase Agreement, during September, October and November, the Company issued three promissory notes in the aggregate principal amount of $290,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount, until April 30, 2023. The promissory notes will accrue interest on the outstanding principal sum at the rate of 12.0% per annum and are convertible into Company stock at a conversion price of $1.00 per share. The promissory notes have a maturity date of September 23, 2025.

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

In accordance with the Revolving Note, AEI is entitled, upon its issuance of a conversion notice to the Company, to convert all or any part of the outstanding and unpaid principal and accrued interest amount under the Revolving Note into fully paid and non-assessable shares of common stock of the Company, at a conversion price equal the following:

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

In no event may the Revolving Note be converted into shares of common stock or other securities of the Company to the extent that such conversion would result in AEI and its affiliates beneficially owning more than 4.99% of the outstanding shares of the Company’s common stock.

The Company did not provide any collateral or guarantees for the Revolving Note, nor did the Company pay any facility charge to obtain the loan represented by the Revolving Note. The Revolving Note requires consent by AEI for the Company to take certain actions, including, among others, any redemption, repurchase, acquisition or declaration or payment of any cash dividend or distribution on any capital stock of the Company, increase in the par value of the Company’s common stock, issuance of debt or sale of substantially all assets or stock, as well as customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and termination or impairment of the Company’s business in any material respect. The Company may prepay the Revolving Note at any time without payment of any penalty or premium. The Company is currently negotiating with AEI for terms for the Company’s repayment of the outstanding balance.

Promissory Note

The Company entered into a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE – continued

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek Holdings, LLC.

Alleghany Notes

	November 30,	May 31,
	2022	2022
Total note payable – Alleghany	$617,934	$617,934
Less debt discount	-	-
Less amounts classified as current	-	617,934

Note payable – Alleghany, net of current portion	$617,934	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note, including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”), with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment, and to reduce the note balance with any proceeds received from any sales of such equipment. The Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment during fiscal year 2021. The note bore no interest until January 1, 2022, at which date the interest rate increased to 5% per annum through June 30, 2022. Principal with all accrued and unpaid interest was due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The Senior Consolidated Note is recorded as a Note payable – Alleghany, net of debt discount as of May 31, 2022. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note under which the maturity date of the Senior Consolidated Note was extended to December 31, 2023 in exchange for an increase in interest rate to 8% per annum for the period from July 1, 2022 through December 31, 2023. Also, since the loan was not paid prior to December 31, 2022, the revenue royalty, as defined in the Purchase Agreement, was increased from 5% to 6%.

Paycheck Protection Program Loan

	November 30,	May 31,
	2022	2022
Total PPP Loan	$1,041,655	$1,185,952
Less amounts classified as current	344,099	328,613

PPP loan, excluding current portion	$697,556	$857,339

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

In February 2021, the Company drew an additional $1,233,655 under the PPP Second Draw Loans, bringing the total principal amount borrowed to $2,467,311. The additional draw is under the same terms and conditions as the first PPP Note.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE – continued

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of November 30, 2022, the Company recorded interest totaling approximately $1,000 included in accrued interest on the accompanying consolidated balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the PPP Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the PPP Notes.

The Company did not provide any collateral or guarantees for the PPP Notes, nor did the Company pay any facility charge to obtain the loan. The PPP Note provides for customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company may prepay the Note at any time without payment of any penalty or premium.

The Company applied for forgiveness of its first PPP Note, and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. As of November 30, 2022, both PPP Notes were recorded as Notes Payable. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 with respect to the remaining $23,847 balance on the first PPP Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022 with respect to the remaining $1,166,973 balance on the second PPP Note.

NOTE 12 – EQUITY METHOD INVESTMENT

Cat Creek Holdings

On June 30, 2020, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek, a Montana limited liability company formed as a joint venture for the purchase of the “Cat Creek Properties. In accordance with the LLC Agreement, the Company invested $448,900 for 50% of the ownership interests in Cat Creek, using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek is managed by four directors, two of whom are designated by the Company.

On July 1, 2020, Cat Creek entered into an Asset Purchase and Sale Agreement with Carrell Oil (the “Cat Creek Purchase Agreement”) for the purchase of the Cat Creek Properties. On September 21, 2020, Carrell Oil received consideration of $400,000, taking into effect certain adjustments resulting from pre- and post-effective date revenue, expense, and allocations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – EQUITY METHOD INVESTMENT – continued

Summarized Financial Information

The following tables provide summarized financial information for the Company’s ownership interest in Cat Creek for the periods indicated, accounted for under the equity method.. The financial information was compiled from the respective financial statements of the Company, reflects certain historical adjustments, and is reported with a two-month lag. Results of operations are excluded for periods prior to the Company’s acquisition of Cat Creek.

Balance Sheet:	As of November 30, 2022
Current Assets	$196,544
Non-current Assets	970,236
Total Assets	$1,166,780

Current Liabilities	$135,972
Non-current Liabilities	451,859
Shareholders’ equity	614,907
Total Liabilities and Shareholders’ Equity	$1,166,780

Results of Operations:	Six Months Ended November 30, 2022	Six Months Ended November 30, 2021
Revenue	$457,409	$147,681
Gross Profit	401,299	88,633
Net Income (Loss)	$(74,502)	$21,693

Olfert 11-4 Holdings

The following tables provide summarized financial information for the Company’s ownership interest in Olfert #11-4 Holding for the periods indicated, accounted for under the equity method. The financial information was compiled from the respective financial statements of the Company and reflects certain historical adjustments. Results of operations are excluded for periods prior to the Company’s acquisition of Olfert #11-4 Holding. See Note 9 for further information.

Balance Sheet:	As of November 30, 2022
Current Assets	$508
Non-current Assets	1,859,195
Total Assets	$1,859,703

Shareholders’ equity	1,859,703
Total Liabilities and Shareholders’ Equity	$1,859,703

Results of Operations:	Six Months Ended November 30, 2022
Revenue	$-
Gross Profit	-
Net Loss	$(40)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On February 4, 2021, Lustre filed a case captioned Lustre Oil Company LLC and Erewhon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC  in the Montana Seventeenth Judicial District Court for Valley County, to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages from the defendants with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property that is subject to such mineral leases. The case is now pending before the Supreme Court of Montana.

Except as set forth above, the Company is not currently involved in any other legal proceedings and it is not aware of any other pending or potential legal actions involving the Company.

Revenue Royalty – In accordance with the Securities Purchase Agreement with Alleghany, the Company agreed to pay Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years ending December 31, 2027. Further, since the loan was not paid prior to December 31, 2022, the revenue royalty, as defined in the Alleghany Purchase Agreement, increased from 5% to 6%.

In accordance with the Secured Promissory Agreement, the Company agreed to pay Alleghany a revenue royalty of 0.5% of the consolidated revenue of the Company arising from the direct production of oil and gas. The royalty period extends from June 1, 2022 through May 31, 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

On January 5, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $197,313, receiving $150,000 in net cash proceeds. The convertible promissory note had an original issue discount of $21,140. Further, the Company deducted $3,750 in debt issue costs from the gross proceeds. The total of $24,890 recorded as debt discount is being amortized by the Company using the effective interest method through the maturity date of the convertible promissory note. Interest on the convertible promissory note is due in annual installments beginning on the one year anniversary of the date of issuance, and interest is payable in three equal annual installments of $19,731 each.

In December 2022 and January 2023, the Company issued additional promissory notes totaling $200,000 under a Note Purchase Agreement dated September 23, 2022 that provides for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. See Footnote 11, Secured Convertible Notes.

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

Impact of COVID-19 to our Business

The long-term impacts of the global emergence of novel coronavirus 2019, or COVID-19, on our business are currently unknown. In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak in China to adopt social distancing policies at our locations, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. We anticipate that the global health crisis caused by COVID-19 will continue to negatively impact business activity. We have observed declining demand and price reductions in the oil and gas sector as business and consumer activity decelerates across the globe. When COVID-19 is demonstrably contained, we anticipate a rebound in economic activity, depending on the rate, pace, and effectiveness of the containment efforts deployed by various national, state, and local governments.

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

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany Corporation. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments. The royalty rate increased to 6.0% after December 31, 2022. Currently, there are no ongoing operations being conducted by SORC.

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

Liquidity and Capital Resources

As a result of the transactions described above, we no longer receive management fee revenue, operations reimbursements, or royalty distributions from Alleghany or SORC. Any cash we expend for operations and oil field expansion and development comes from our sales of debt and equity securities. We have a reserve report from an independent petroleum engineering firm estimating that interests of proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to certain properties in the Western Williston Basin of Montana for oil interests acquired by Lustre Oil Company, LLC, or Lustre, total $67 million of cash flow, discounted at a 10% discount rate. This evaluation, dated effective May 31, 2022, was prepared using constant prices and costs, and conforms to Item 1202(a)(8) of Regulation S-K and other rules of the Securities and Exchange Commission (SEC). We believe that the reserve report pertains to a small portion of the total acreage of mineral rights leased by Lustre. As of the date of this filing, we have no producing oil wells on our Montana leases. We are focused on raising funds to drill and produce the oil identified in the reserve report. We are currently focused on two programs summarized below.

First, we are in the process of attempting to raise up to $7.5 million from the sale of secured convertible promissory notes for operating capital, and to drill three production wells and a salt water disposal well on selected acreage leased by Lustre Oil Company. The mineral rights underlying the proposed wells have been contributed to our 100% wholly owned subsidiary, Hell Creek Crude, LLC, the units of which are subject to a pledge agreement and serve as collateral securing the promissory notes. The notes are also convertible into shares of our common stock at $1.00 per share. As of the filing date, we have issued $490,000 in principal amount of promissory notes to fund the three well program.

Second, we are working with a financial advisor to raise up to $40 million to develop a 23 well program on acreage where we have leased mineral rights. We are having ongoing discussions with various private equity groups, family offices and individual accredited investors regarding financing alternatives. The form of financing could include our selling working interests in individual leases.

Our cash and cash equivalents at November 30, 2022 was $99,669. Our total debt outstanding as of November 30, 2022 was $3,316,385, including (i) $617,934 owed to Alleghany, which is classified as a long-term note payable, and (ii) $1,041,655 pursuant to the PPP notes, of which we have classified $697,556 as a long-term note, net of the current portion, totaling $344,099, which is classified as a current note payable, (iii) $645,938 short term convertible notes, net of deferred debt discount, (iv) $110,858 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term and (vi) a $150,000 demand note payable classified as short-term and due to our Chief Financial Officer.

On April 28, 2020, we borrowed $1,233,656 under the terms of the Paycheck Protection Program, or the PPP, authorized by the Coronavirus Aid, Relief and Economic Security (CARES) Act. On July 19, 2021, we were notified that $1,209,809 of the principal amount of our PPP loan had been forgiven, leaving $23,847 in principal payable over the remaining five-year life of the loan. We are repaying the PPP loan through monthly payments of principal and accrued interest in the amount of $559 per payment, through April 28, 2025.

Effective as of February 3, 2021, we received a second PPP loan in the amount of $1,233,655. On April 25, 2022, $66,682 of the principal amount of the loan was forgiven, leaving $1,166,973 payable over the remaining life of the five-year loan. We are repaying the loan through monthly payments of $26,752 beginning June 3, 2022 and ending February 2026.

Results of Operations

During the three and six months ending November 30, 2021, we recorded other revenue and direct costs totaling $286,118 and $572,236, respectively, for continued consulting services we provided to Alleghany after the termination of the Management Services Agreement effective December 31, 2020. We did not record any similar revenues and direct costs during the six months ending November 30, 2022, as these consulting services were completed effective December 31, 2021.

During the six months ended November 30, 2022 and 2021, we incurred operating expenses of $1,552,653 and $380,431, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. In addition, commencing on January 1, 2022, our payroll related expenses are now also included in the general operating expenses, as we are no longer providing any direct management or consulting services. The increase in expenses for the six months ended November 30, 2022, as compared to the same period in 2021, is primarily attributable to these payroll costs, increased accounting and other professional fees, including public relations and advisory services, and stock-based compensation. We also experienced increases in other general and administrative expenses, including insurance and SEC filing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the six months ended November 30, 2022, we recognized other income and expenses comprised of (i) the $122,682 we received from the Employee Retention Credit established by the CARES Act, (ii) $74,502 in equity method loss related to our Cat Creek equity investment, and (iii) $23,885 in other income. During the six months ended November 30, 2021, we recognized other income and expenses comprised of the $1,224,908 gain on the PPP loan forgiveness of both principle and accrued interest, a $7,844 equity method loss and $131,153 in other income for the sale of a license.

As of the filing date of this report, the Olfert 11-4 exploratory well spudded in May 2022 has not yet been completed and put into production. We have discovered economic levels of hydrocarbons, but we have encountered saltwater intrusion, which necessitates access to a proximate saltwater injection well to economically dispose of the water. We are continuing our efforts to gain access to a disposal well to complete the well and begin economical production.

The Olfert 11-4 well has exceeded its original budget and there are some outstanding construction costs that we have not satisfied. To pay these amounts owed, we issued an additional capital call to the net profits interest investors who have no obligation to participate or invest additional funds. We did not raise additional funds from the capital call, and unpaid contractors have threatened to attach mechanic liens on the well and foreclose on the drilling site. We intend to raise additional capital, complete the well and pay the amounts owed to contractors.

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

LAREDO OIL, INC.

(Registrant)

Date: January 23, 2023	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 23, 2023	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director