Form 10-Q
period 2023-02-28
Laredo Oil, Inc.
filed 2023-04-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2023

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

59,157,420 shares of common stock issued and outstanding as of April 14, 2023.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (the “financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the SEC. Nevertheless, the Company believes that the disclosures in the financial statements are adequate to make the information presented not misleading. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K, which was filed with the SEC on September 13, 2022. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2022 included in the Form 10-K. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of February 28, 2023, and the results of its operations and cash flows for the three and nine-month periods then ended, have been included in the financial statements. The results of operations for the three and nine-month periods ended February 28, 2023 are not necessarily indicative of the results for the full fiscal year ending May 31, 2023.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	February 28,	May 31,
	2023 (unaudited)	2022
ASSETS
Current Assets
Cash and cash equivalents	$7,176	$109,183
Receivables – related party	1,779	1,779
Prepaid expenses and other current assets	28,595	22,235
Total Current Assets	37,550	133,197

Property and Equipment
Oil and gas acquisition and drilling costs	4,319,326	2,764,477
Property and equipment, net	264,826	410,136
Total Property and Equipment, net	4,584,152	3,174,613

Other assets	30,000	30,000
Equity method investment – Olfert	37,873	19,435
Equity method investment – Cat Creek	297,198	344,704

TOTAL ASSETS	$4,986,773	$3,701,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$1,916,383	$1,242,905
Accrued payroll liabilities	2,083,486	1,739,819
Accrued interest	162,795	33,329
Deferred well development costs	1,799,260	1,083,822
Convertible debt, net of debt discount and debt issuance costs	968,708	335,038
Revolving note	110,858	62,858
Promissory note	750,000	-
Note payable – related party	200,000	136,479
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	396,774	328,613
Total Current Liabilities	9,006,198	5,580,797

Noncurrent Liabilities
Asset retirement obligation	66,394	61,762
Long-term note, net of current portion	617,366	857,339
Total Noncurrent Liabilities	683,760	919,101

TOTAL LIABILITIES	9,689,958	6,499,898

Commitments and Contingencies (Note 13)	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 90,000,000 shares authorized; 57,255,381 and 54,514,765 issued and outstanding as of February 28, 2023 and May 31, 2022, respectively	5,725	5,451
Additional paid in capital	9,580,787	9,179,088
Accumulated deficit	(14,289,697)	(11,982,488)

Total Stockholders’ Deficit	(4,703,185)	(2,797,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,986,773	$3,701,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Revenue – related party and other	$-	$95,372	$-	$667,608

Direct costs	-	371,961	-	1,536,980

Gross profit (loss)	-	(276,589)	-	(869,372)

General, selling and administrative expenses	413,758	73,312	1,475,525	238,446
Consulting and professional services	176,412	77,839	667,298	293,136
Total Operating Expense	590,170	151,151	2,142,823	531,582

Operating income (loss)	(590,170)	(427,740)	(2,142,823)	(1,400,954)

Other income/(expense)
Other non-operating income	-	-	23,885	131,153
Income from PPP loan forgiveness	-	-	-	1,224,908
Income from employee retention credit	-	-	122,682	-
Equity method income (loss)	(10,255)	(3,994)	(47,506)	(11,838)
Interest expense	(98,591)	(19,881)	(279,647)	(49,304)

Net income (loss)	$(699,016)	$(451,615)	$(2,323,409)	$(106,035)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$0.01

Weighted average number of common shares outstanding	57,255,381	54,514,765	56,209,677	54,514,765

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) For the three and nine months ended February 28, 2023

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of May 31, 2022	54,514,765	$5,451	-	-	$9,179,088	$(11,982,488)	$(2,797,949)

Cumulative effect of accounting changes (See Note 5)	-	-	-	-	(55,918)	16,200	(39,718)

Balance as of June 1, 2022	-	-	-	-	(9,123,170)	(11,966,288)	(2,837,667)

Restricted stock issued to consultants	1,272,574	127	-	-	187,130	-	187,257

Stock based compensation	-	-	-	-	133,110	-	133,110

Net Loss	-	-	-	-	-	(874,625)	(874,625)

Balance as of August 31, 2022	55,787,339	$5,578	-	-	$9,443,410	$(12,840,913)	$(3,391,925)

Stock based compensation	-	-	-	-	9,625	-	9,625

Issuance of shares upon debt conversion	1,468,042	147	-	-	118,129	-	118,276

Net Loss	-	-	-	-	-	(749,768)	(749,768)

Balance as of November 30, 2022	57,255,381	$5,725	-	-	$9,571,164	$(13,590,681)	$(4,013,792)

Stock based compensation	-	-	-	-	9,623	-	9,623

Net Loss	-	-	-	-	-	(699,016)	(699,016)

Balance as of February 28, 2023	57,255,381	$5,725	-	-	$9,580,787	$(14,289,697)	$(4,703,185)

For the three and nine months ended February 28, 2022

Balance as of May 31, 2021	54,514,765	$5,451	-	-	$8,844,592	$(11,086,641)	$(2,236,598)

Stock based compensation	-	-	-	-	3,288	-	3,288

Net Income	-	-	-	-	-	884,576	884,576

Balance as of August 31, 2021	54,514,765	$5,451	-	-	$8,847,880	$(10,202,065)	$(1,348,734)

Stock based compensation	-	-	-	-	9,866	-	9,866

Net Loss	-	-	-	-	-	(538,996)	(538,996)

Balance as of November 30, 2021	54,514,765	$5,451	-	-	$8,857,746	$(10,741,061)	$(1,877,864)

Stock based compensation	-	-	-	-	9,865	-	9,865

Net Loss	-	-	-	-	-	(451,615)	(451,615)

Balance as of February 28, 2022	54,514,765	$5,451	-	-	$8,867,611	$(11,192,676)	$(2,319,614)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,323,409)	$(106,035)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities

Stock based compensation expense	152,358	23,019
Restricted stock expense	187,257	-
Depreciation expense	31,498	41,859
Accretion expense	4,632	-
Income from PPP loan forgiveness	-	(1,224,908)
Amortization of debt discount	71,284	27,325
Equity method loss (income)	47,506	11,838
Gain on sale of assets	(22,364)	-

Change in operating assets and liabilities
Receivables	-	168,522
Receivables from related party	-	(1,779)
Prepaid expenses and other current assets	(6,360)	244,233
Bond	-	(10,000)
Accounts payable and accrued liabilities	81,513	28,008
Accrued payroll	343,667	69,932
Deferred revenue	-	(95,373)
Accrued interest	133,617	21,873
NET CASH USED IN OPERATING ACTIVITIES	(1,298,801)	(801,486)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in equity method investment	(18,438)	-
Investment in property, plant and equipment	(303)	-
Investment in oil and gas acquisition and drilling costs	(962,884)	(604,599)
NET CASH USED IN INVESTING ACTIVITIES	(981,625)	(604,599)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debt	962,423	207,500
Repayment of convertible debt	(325,630)	-
Proceeds from related party note payable	200,000	-
Proceeds from notes payable and revolving note	798,000	-
Proceeds from prefunded drilling costs	715,438	1,000,000
PPP loan repayments	(171,812)	(3,242)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,178,419	1,204,258

Net increase (decrease) in cash and cash equivalents	(102,007)	(201,827)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	109,183	1,196,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,176	$994,823

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition and drilling costs in accounts payable	591,965	210,050
Interest paid	54,627	-
Conversion of convertible debt	118,276	-
Sale of assets in exchange for note payable repayment	136,479	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying condensed consolidated financial statements have been prepared by the management of Laredo Oil, Inc. (the “Company”). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company as of and for the periods presented have been made.

The Company was incorporated under the laws of the State of Delaware on March 31, 2008, under the name of “Laredo Mining, Inc.” On October 21, 2009, the Company changed its name to “Laredo Oil, Inc.”

The Company is an oil exploration and production, or E&P, company, primarily engaged in acquisition and exploration efforts for mineral properties. From June 14, 2011 to December 31, 2020, the Company was a management services company, managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using enhanced oil recovery (“EOR”) methods for its then sole customer, Stranded Oil Resources Corporation (“SORC”), a wholly owned subsidiary of Alleghany Corporation (“Alleghany”).

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

As consideration for the licenses made to SORC, the Company was entitled to receive an interest in SORC’s net profits, as defined in the SORC License Agreement. Under the SORC License Agreement, the Company agreed that a portion of the Royalty, equal to at least 2.25% of the net profits (“Incentive Royalty”), be used to fund a long-term incentive plan for the benefit of its employees, as determined by the Company’s board of directors. On October 11, 2012, the Company’s board of directors approved and adopted the Laredo Royalty Incentive Plan (the “Plan”), and the Incentive Royalty was assigned to the Plan. As a result of a Securities Purchase Agreement, dated December 31, 2020 (the “SORC Purchase Agreement”), by and among the Company, Alleghany, SORC, and SORC Holdings LLC, a wholly owned subsidiary of the Company (“SORC Holdings”), the Company no longer receives the Incentive Royalty that was payable pursuant to the Plan; and SORC no longer makes any such payments to the Company or the Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS – continued

Pursuant to the terms of the SORC Purchase Agreement, on December 31, 2020 the Company, through SORC Holdings, purchased all of the issued and outstanding shares of SORC (the “SORC Shares”). As consideration for the SORC Shares, SORC Holdings paid Alleghany $72,678 (comprised of a $55,000 purchase price, plus a $17,678 working capital adjustment calculated in accordance with the SORC Purchase Agreement), and the Company agreed to pay Alleghany a royalty of 5.0% of the Company’s future consolidated revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years. The 2011 SORC Agreements were terminated effective as of December 31, 2020 pursuant to the terms of the SORC Purchase Agreement.

Pursuant to the SORC Purchase Agreement, the Company and Alleghany also entered into a Consulting Agreement (the “Alleghany Consulting Agreement”), pursuant to which Alleghany agreed to pay the Company approximately $1.245 million during calendar year 2021 in consideration of the Company providing consulting services from Mark See and Chris Lindsey, then the Company’s General Counsel and Secretary (for a period of three years for Mr. See and one year for Mr. Lindsey).

The Company believes that its entry into the SORC Purchase Agreement was advantageous to the Company as it simplified the timely unwinding of the 2011 SORC Agreements, and allowed the Company to acquire vehicles and oil field equipment to be utilized in its future oil recovery projects.

Since the Company now owns SORC, and the 2011 SORC Agreements have been terminated, the Company no longer receives any of the payments outlined in the 2011 SORC Agreements. As a result, the Company no longer receives management fee revenue from Alleghany, or reimbursement from Alleghany for the monthly expenses of the Company’s employees, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing under the SORC Purchase Agreement.

Prior to December 31, 2020, while implementing UGD projects for Allegheny, the Company gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon that know-how, the Company identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. The Company began drilling an exploratory well in May 2022. That well has not yet been completed or put into production. The Company is continuing its efforts to complete drilling the well and begin commercial production. Simultaneously, the Company is attempting to raise additional funds to continue development of the other mineral property interests it purchased. The Company plans to have each additional well have an 80-acre footprint, so that the first ten wells would cover approximately 800 acres, or less than two percent of the Company’s leased acreage. The ability of the Company to secure further funding will determine the extent of future production for the acreage, and the pace of field development.

In connection with securing the acreage in Montana described above, Lustre Oil Company LLC, a wholly owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (the “Erehwon APA”) with Erehwon Oil & Gas, LLC (“Erehwon”). Under the Erehwon APA, the parties will acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erehwon APA specifies calculations for the royalty interests and working interests for the first ten well completions and first ten well recompletions, and for all additional wells and recompletions thereafter. Under the Erehwon APA, Lustre will acquire the initial mineral leases, paying 100% of the acquisition costs, with a cap of $500,000. When the cap is exceeded, Erehwon will have the option to acquire a 10% working interest in each lease by paying 10% of the acquisition cost of the lease, resulting in Lustre paying 90% of the lease acquisition costs, on a lease-by-lease basis. Until amounts paid to complete the first ten new wells and first ten recompletions are repaid, the working interest split between Erehwon and Lustre will be 10% to Erehwon and 90% to Lustre. Thereafter, the split between Erehwon and Lustre will be 20%/80%. Additional wells and recompletions will have a working interest split equal to the parties’ respective working interest in the leases, which will be 10% to Erehwon and 90% to Lustre, unless Erehwon exercises its option to increase its working interest, as described above. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and the first ten completions. Additional wells will be funded 80% by Lustre and 20% by Erehwon; provided, however, that Erehwon has the option to pay 10% of the costs to increase its working interest from 10% to 20%. Royalty expense will consist of the sum of royalty interest to the landowner and an overriding royalty interest, not to exceed 6% not less than 3%, to two individuals (“Prospect Generators”). For the first ten new wells and first ten recompletions, the Prospect Generators will receive an amount equal to 5% of the cost of each completed producing well.

On June 30, 2020, the Company entered into a Limited Liability Company Agreement (the “Cat Creek Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purpose of purchasing certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). Cat Creek entered into an Asset Purchase and Sale Agreement (the “Carrell Purchase Agreement”) with Carrell Oil Company (“Carrell Oil”) on July 1, 2020. The Carrell Purchase Agreement provided for Cat Creek’s purchase of the Cat Creek Properties from Carrell Oil. Upon the closing of that agreement, Carrell Oil received consideration of $400,000, subject to certain adjustments resulting from revenue, expense and tax allocations. In accordance with the Cat Creek Agreement, the Company invested $448,900 in Cat Creek in exchange for 50% of the ownership interests in Cat Creek, using cash on hand. Each of Lipson and Viper, the other two members of Cat Creek, have ownership interests in Cat Creek of 25%, in consideration of their respective investments of $224,450 in cash. Cat Creek is managed by four directors, two of whom are designated by the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS – continued

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement (“NPI Agreement”) with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4 (the “Olfert Well”), under the Erehwon APA. In connection with the NPI Agreement, the Company was credited with a contribution of $59,935, consisting of well development costs, representing a 5.5% interest in Olfert Holdings. As of May 31, 2022, the Company’s total investment in Olfert Holdings was $19,435. The difference between the $59,935 contribution recorded by Olfert Holdings and the investment recorded by the Company is due to the investment by the Company being recorded at the carrying value of the assets it contributed to Olfert Holdings. As the Company also currently serves as the manager of Olfert Holdings, the Company exercises significant influence over its operations. Accordingly, as of February 28, 2023, the amount of the Company’s recorded its investment in Olfert as an equity method investment. See further disclosures in Note 9.

Basic and Diluted Loss per Share

The Company’s basic and diluted earnings/(loss) per share is computed by dividing its net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all potentially dilutive outstanding common shares during the period. Dilutive earnings/(loss) per share excludes all potential shares of common stock if their effect is anti-dilutive. As the Company realized a net loss for the nine-month period ended February 28, 2023 and February 28, 2022, the Company did not include potentially dilutive securities in the calculation of diluted loss per share in those periods, as the impact of their inclusion would have been anti-dilutive. e. The Company computes diluted earnings/(loss) per share by dividing the net income (loss) by the weighted-average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

	For the Nine Months Ended
	February 28,
	2023	2022
Numerator – net income (loss) attributable to common stockholders	$(2,323,409)	$(106,035)

Denominator – weighted average number of common shares outstanding	56,209,677	54,514,765

Basic and diluted earnings/(loss) per common share	$(0.04)	$(0.00)

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit. The Company has also been dependent on one customer for its revenue. The Company entered into the SORC Agreements to fund operations and to provide the Company with working capital. However, after the execution of the SORC Purchase Agreement, Alleghany no longer had any obligation to fund the Company’s operations or provides working capital to the Company or SORC. The Company is not certain that any financing will be available to the Company to support its proposed operations. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern within one year following the issuance date of the consolidated financial statements included herein.

The Company’s management has undertaken steps to improve the Company’s operations, with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to (a) control overhead and expenses; (b) raise funds connected with specific well development; and (b) raise funds through the issuance of debt securities to expand and fund potential acquisitions, exploration and development, as well as maintaining ongoing operations. The Company has worked to attract and retain key personnel with significant experience in the industry. At the same time, in an effort to control costs, the Company has required its personnel to multi-task and cover a wider range of responsibilities in an effort to avoid any increase in the Company’s headcount. The Company cannot make any assurance that the Company can successfully accomplish these steps, and it is uncertain that the Company will achieve a profitable level of operations or obtain additional financing. The Company cannot make any assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classifications of liabilities, that may result from the possible inability of the Company to continue as a going concern.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.

Equity Method Investment – Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income (loss) with a two-month lag. Accordingly, the financial results for the equity investment are reported through December 31, 2022. The Company did not recognize any impairments for its equity method investment during the fiscal quarter ended February 28, 2023. See Note 12.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost it incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Acquisition Costs – The Company’s oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the particular well is known. If an exploratory well discovers proved reserves, the deferred costs are transferred to the Company’s Wells and Related Equipment and Facilities accounts. Absent proven reserves, the deferred costs of the well, net of salvage, are charged to expense. All costs of wells drilled to develop proved reserves, along with all costs of equipment necessary to produce and handle the hydrocarbons, are capitalized even if a development well proves to be dry. The Company reviews costs to determine if impairment has occurred. The Company had oil and gas acquisition and drilling costs totaling $4,257,564 and $2,702,715 as of February 28, 2023 and May 31, 2022, respectively.

	February 28,	May 31,
	2023	2022
Intangible and tangible drilling costs	$3,187,018	$1,857,967
Acquisition costs	1,070,546	844,748

Oil and gas acquisition and drilling costs	$4,257,564	$2,702,715

NOTE 4 – REVENUE RECOGNITION

Other Revenue

The Company and Alleghany previously entered into the Alleghany Consulting Agreement (see Note 1), under which Alleghany was obligated to pay the Company a total of $1,144,471 in quarterly payments, beginning January 1, 2021, in consideration for the Company making certain individuals available to Allegheny for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany’s previous ownership of SORC. One such individual is committed to provide services to Allegheny until December 31, 2023. The Company’s management believes that all necessary work under the Alleghany Consulting Agreement was completed prior to December 31, 2021, and the Company recognized revenue on a monthly basis over the year ended December 31, 2021. Accordingly, the Company recorded $95,372 as other revenue for the quarter ended February 28, 2022 and $0 for the quarter ended February 28, 2023.

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

The Company’s asset retirement obligation was established in May 2022, when it commenced drilling the Olfert#11-4 well in the Lustre oil field. At February 28, 2023 and May 31, 2022, the asset retirement obligation totaled $66,394 and $61,762, respectively.

The Company’s cash flow estimate for the asset retirement obligation is based upon the assumption of a 25-year expected life of the well, discounted using a credit-adjusted risk-free interest rate of 10%.

The Company’s accretion expense totaling $4,632 was recorded in the nine months ending February 28, 2023. Since drilling of the Olfert#11-4 well commenced in May 2022, the Company recorded no accretion expense as of May 31, 2022.

NOTE 7 – FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The Company’s financial instruments, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825-10-50, Financial Instruments, include cash and cash equivalents, accounts and other receivables, equity method investments, accounts payable, accrued liabilities and notes payable. The equity method investments approximate fair value as a result of limited activity by the Company since formation. All other instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value as of February 28, 2023.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – FAIR VALUE MEASUREMENTS – continued

The Company estimates the fair value of its asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. The Company determines the abandonment and restoration cost estimates in conjunction with the Company’s reserve engineers, based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. The Company’s asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 6, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

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

On April 4, 2022, Cat Creek, in which the Company has an equity investment, loaned the Company $136,479 at a market rate of interest. In August 2022, the Company repaid the principal amount of the note, and accrued interest, in exchange for property, plant and equipment.

In accordance with the NPI Agreement, between October 2021 and August 2022, Olfert #11-4 Holdings transferred funds totaling $1,859,195 to Lustre, the Company’s wholly owned subsidiary, to provide funds for drilling expenses incurred by Lustre with respect to the development of one well.

On June 22, 2022, the Company assigned to the Company’s Chief Financial Officer the right to purchase up to 356,243 of the 500,000 membership interests in in Olfert #11-4 in exchange for the Company’s Chief Financial Officer’s payment of $356,243 of the Company’s capital commitment to Olfert #11-4.

On October 26, 2022, the Company borrowed $150,000 from the Company’s Chief Financial Officer pursuant to a demand note bearing an annual interest rate of 10%. The demand note is secured by all of the Company’s interests in Lustre, pursuant to the terms of a Membership Interest Pledge Agreement.

In February 2023, the Company’s Chief Financial Officer made several advances to the Company, totally $50,000. The advances were not made pursuant to a promissory note, and the advances are not secured.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – NET PROFITS INTEREST AGREEMENT

The Company and Lustre executed the NPI Agreement with Erehwon and Olfert Holdings in January 2022, to be effective as of October 2021. The NPI Agreement was executed for the purpose of funding the Olfert Well under the Erehwon APA. The NPI Agreement grants Olfert Holdings an “Applicable Percentage” of available funds from the Olfert Well in exchange for Olfert Holdings funding development of the Olfert Well. The “Applicable Percentage” is defined in the NPI Agreement as 90% prior to Payout and 50% after Payout, with “Payout” being defined as the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings, dated to be effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company has agreed to make a $500,000 capital contribution, out of a total of $1,500,000 to be raised by Olfert Holdings. During October and November of 2021, the Company received advance payments totaling $1.0 million from four investors, through Lustre, pursuant to the NPI Agreement. The Company was credited with $59,935 of well development costs as part of its capital contribution under the Olfert Holding Operating Agreement. In May 2022, a vendor made an in kind capital contribution of $83,822 to Olfert Holdings in the form of services rendered. In June 2022, the Company’s Chief Financial Officer invested $356,243 in Olfert Holdings pursuant to the NPI Agreement. These contributions fulfilled the Company’s initial capital contribution commitment under the Olfert Holdings Operating Agreement. On August 3, 2022, the Company, as Manager of Olfert Holdings, issued a capital call to the investors in Olfert Holdings for payment of an additional $461,440 to cover expenses that Lustre is obligated to pay pursuant the NPI Agreement. As of February 28, 2023, the investors had paid $358,747 of that capital call. As of February 28, 2023, Lustre had incurred approximately $3,300,000 in expenses related to the development of the Olfert Well. The Olfert Well has exceeded its original budget, and there are certain construction costs that have not been satisfied. To pay the amounts owed, the Company issued an additional capital call to the investors in Olfert Holdings to pay an additional $1.7 million. The investors did not have an obligation to make additional investments, and Olfert Holdings did not raise the requested additional amount from that capital call. Subsequently, several unpaid contractors have attached mechanic liens on the Olfert Well. One creditor has filed a lawsuit for payment against Lustre, the operator of the Olfert Well in Montana. The Company believes that the Olfert Well is still economically viable, and it intends to attempt to raise sufficient additional capital, complete the Olfert Well, and pay all amounts owed to contractors.

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings, receiving a 5.5% interest in Olfert Holdings as of May 31, 2022. The total investment in Olfert Holdings recorded by the Company was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed by the Company. As the Company also serves as the manager of Olfert Holdings, the Company exercises significant influence over Olfert Holdings. Accordingly, the amount the Company paid to Olfert Holdings is recorded as an equity method investment as of February 28, 2023.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Company made grants of options for the purchase of 650,000 shares of its common stock, at a strike price of $0.19 per share, during the first quarter of fiscal year 2023. These options vested immediately and expire on June 2, 2032. The Company made grants for the purchase of 1,600,000 shares of its common stock at a strike price of $0.074 per share, during the first quarter of fiscal year 2022. These options vest monthly over three years, beginning on August 1, 2021, and expire on August 1, 2031. The Company used the Black-Scholes option pricing model to estimate the fair value of options granted under its stock incentive plan.

The fair value of the stock option grants, as of the respective grant date, during the nine months ending February 28, 2023 and 2022 amounted to approximately $123,487 and $118,387, respectively. The weighted average assumptions used in calculating these values were based on the following:

	2023	2022
Risk-free interest rate	1.85%	0.95%
Expected dividend yield	0%	0%
Expected volatility	314.9%	314.6%
Expected life of options	6.0 years	6.0 years

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

The Company recorded share-based compensation for stock option grants totaling $152,358 and $23,019 in general, selling and administrative expense during the nine months ended February 28, 2023 and 2022, respectively.

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

As compensation to Dawson for the services provided under the Advisory Agreement, the Company is obligated to pay Dawson $30,000 per calendar quarter, with the first such payment being paid one day after the date of execution, and each subsequent payment being due three months after the previous payment. The Company made the first $30,000 payment in July 2022. The Company also agreed to issue to Dawson 2,600,000 shares of the Company’s common stock, payable in four installments of (i) 1,000,000 shares issued within three business days after the date of the Advisory Agreement, (ii) 550,000 shares for the subsequent quarter, and (iii) 525,000 shares for each of the remaining two quarters of the term of the Advisory Agreement. The first 1,000,000 restricted shares were issued in July 2022. During the nine months ending February 28, 2023, the Company recorded advisory service fees totaling $160,000 with respect to the 1,000,000 shares of the Company’s common stock issued pursuant to the Advisory Agreement.

If during the term of the Advisory Agreement, the Company decides to (i) finance or refinance any indebtedness using a manager or an agent, or (ii) raise funds by means of a public offering or private placement of equity or debt securities, Dawson will have the right to act as lead manager, placement agent or agent (or have any affiliate act in such role) for such financing, provided that Dawson has then secured at least $5,000,000 in equity financing for the Company. As of the date of this filing, Dawson has not secured any equity financing for the Company.

In April 2022, the Company entered into a consulting agreement with an individual for corporate structuring and strategic planning and compliance services. Pursuant to this agreement, the Company agreed to compensate the consultant with cash and restricted shares of the Company’s common stock, which shares vest equally over the 12-month term of the consulting agreement. During the nine months ending February 28, 2023, the Company recorded $27,257 in professional fees with respect to the issuance of the first two tranches of 272,474 restricted shares. The consulting agreement was terminated in July 2022.

The Company granted no shares of restricted stock during the first nine months of fiscal year 2023.

Warrants

The Company issued no warrants during fiscal year 2022 or the first three quarters of fiscal year 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE

Convertible Debt

In November of 2022, the Company entered into Securities Purchase Agreements with two accredited investors, pursuant to which the Company issued two convertible promissory notes in the aggregate principal amount of $140,250 (the “Convertible Notes”), receiving $120,000 in net cash proceeds. The Convertible Notes had an original issue discount of $12,750. The Company deducted $7,500 in additional debt issue costs from the gross proceeds it received from the Convertible Notes. The Company is amortizing a total of $20,250 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

In October 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $55,000, receiving $45,000 in net cash proceeds. The note had an original issue discount of $5,000. An additional $5,000 in debt issue costs were deducted from the gross proceeds from the note. The total of $10,000 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the note. The note is due in one year from the date of issuance, accrues interest at 12% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 30% to the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

On September 6, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $97,625, receiving $85,000 in net cash proceeds. The convertible promissory note had an original issue discount of $8,875, and $3,750 in debt issue costs were deducted from the gross proceeds. The total of $12,625 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible promissory note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% from the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

In October, November, December of 2021, and March, April and May of 2022, the Company entered into Securities Purchase Agreements with three accredited investors, pursuant to which the Company issued six convertible promissory notes in the aggregate principal amount of $608,575, receiving $527,500 in net cash proceeds (the “Convertible Notes”). The Convertible Notes had an original issue discount of $58,575. Additional debt issue costs of $22,500 were deducted from the gross proceeds from the Convertible Notes. The Company is amortizing a total of $81,075 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. As of May 31, 2022, the Company determined the value associated with the beneficial conversion feature in connection with the issuance of the Convertible Notes resulted in a further increase in the debt discount of $55,918, which will be amortized using the effective interest method through the dates the notes are initially convertible. The additional debt discount was subsequently reversed during the first quarter of fiscal 2023 pursuant to the adoption of ASU 2020-06 as follows.

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

During October and November 2022, the Company exchanged $114,125 of principal and $4,150 of accrued interest of the single Convertible Note entered into on April 14, 2022 for 1,468,042 shares of the Company’s common stock, at an average price of $0.0806 per share.

On September 2, 2022 the Company repaid the single Convertible Note entered into on March 1, 2022. The repayment totaled $64,088, comprised of $53,625 principal and $10,463 in related accrued interest and prepayment penalty interest. The Company recorded the related deferred debt discount and debt issue costs, totaling $4,371, as interest expense.

On June 27, 2022, the Company repaid the single Convertible Note entered into in December 2021. The repayment totaled $65,745, comprised of $55,000 in principal and $10,745 in related accrued interest and prepayment penalty interest. The Company recorded the related deferred debt discount and debt issue costs, totaling $4,435, as interest expense.

During April and May 2022, the Company repaid the Convertible Notes entered into in October and November 2021. The repayment for the remaining Convertible Notes totaled $136,479, comprised of $114,125 in principal and $22,354 in related accrued interest and prepayment penalty interest. The Company borrowed the $136,479 from Cat Creek to repay these Convertible Notes.

The Convertible Note issued in November 2021 was repaid in an amount that totaled $85,469, comprised of $71,500 in principal and $13,969 in related accrued interest and prepayment penalty interest.

Upon the repayment of the October 2021 and November 2021 Convertible Notes, the Company recorded the related remaining outstanding debt discount and debt issue costs, totaling $12,388, as interest expense.

12% One Year Promissory Notes

On May 20, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $200,200, and received $175,000 in net cash proceeds.   On January 5, 2023, the note was satisfied in full with a payment of $67,266. The promissory note had an original issue discount of $21,450 and $3,750 in debt issue costs were deducted from the gross proceeds. The Company was amortizing the total of $25,200 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note was due one year following the date of issuance, and accrued interest at 12% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal was due in ten equal monthly payments of $22,422.40, starting on July 15, 2022. In the event of default (including a missed payment), the note was convertible at the option of the investor into shares of the Company’s common stock at a discount of 25% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

On January 5, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $197,313, receiving $150,000 in net cash proceeds. The convertible promissory note had an original issue discount of $21,450, and an additional $3,750 in debt issue costs were deducted from the gross proceeds. The total of $25,200 recorded as debt discount is being amortized using the effective interest method through the maturity date of the convertible promissory note. The note is due one year following the date of issuance and accrues interest at 12% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal is due in ten equal monthly payments of $22,099.10, starting on February 15, 2023. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 25% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE – continued

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. Pursuant to this Note Purchase Agreement, during September, October and November, the Company issued three promissory notes in the aggregate principal amount of $290,000 and accrue interest at 10% per annum. In December 2022 and January 2023, the Company issued additional promissory notes totaling $200,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount. The promissory notes will accrue interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and are convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 23, 2025.

Revolving Note

On May 25, 2022, the Company entered into a Revolving Credit Note (the “Revolving Note”) with AEI Management, Inc. (“AEI”), with a maximum draw amount of $1,500,000.00. In May 2022 and June 2022, the Company borrowed $62,858 and $48,000, respectively, under the Revolving Note. The Revolving Note has a maturity date of May 1, 2023, or such later date as requested by the Company and agreed in writing by AEI in its sole discretion. Under the Revolving Note, AEI may, at its sole discretion, make advances to the Company upon the Company’s request in amounts not to exceed an aggregate amount of $150,000 in any 30-day period and not to exceed the full principal amount of the Revolving Note in the aggregate. The Revolving Note accrues interest on the outstanding principal sum at the rate of 8.75% per annum, which is payable by the Company every 90 days following the date of the first drawdown. All unpaid principal, accrued interest and any other amounts due under the Revolving Note will be due and payable on the May 1, 2023 maturity date.

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

The Company did not provide any collateral or guarantees for the Revolving Note, nor did the Company pay any facility charge to obtain the loan represented by the Revolving Note. The Revolving Note requires consent by AEI for the Company to take certain actions, including, among others, any redemption, repurchase, acquisition or declaration or payment of any cash dividend or distribution on any capital stock of the Company, increase in the par value of the Company’s common stock, issuance of debt or sale of substantially all assets or stock, as well as customary events of default, including, among others, those relating to failure to make payment, bankruptcy, breaches of representations and termination or impairment of the Company’s business in any material respect. The Company may prepay the Revolving Note at any time without payment of any penalty or premium. The Company plans to satisfy payment of the Revolving Note and accrued interest on May 1, 2023, with either cash raised by the Company from additional borrowings or conversion of the Revolving Note and accrued interest into the Company’s common stock, at the option of AEI.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE – continued

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek Holdings, LLC.

Alleghany Notes

	February 28,	May 31,
	2023	2022
Total note payable – Alleghany	$617,934	$617,934
Less debt discount	-	-
Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note, including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”), with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany Capital. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment, and to reduce the note balance with any proceeds received from any sales of such equipment. The Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment during fiscal year 2021. The note bore no interest until January 1, 2022, at which date the interest rate increased to 5% per annum through June 30, 2022. The principal amount of the Senior Consolidated Note, including all accrued and unpaid interest, was due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The Senior Consolidated Note is recorded as a Note payable – Alleghany, net of debt discount as of May 31, 2022. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note under which the maturity date of the Senior Consolidated Note was extended to December 31, 2022 in exchange for an increase in interest rate to 8% per annum for the period from July 1, 2022 through December 31, 2022. Also, since the loan was not paid prior to December 31, 2022, the revenue royalty, as defined in the SORC Purchase Agreement, was increased from 5% to 6%.

Paycheck Protection Program Loan

	February 28,	May 31,
	2023	2022
Total PPP Loan	$1,014,140	$1,185,952
Less amounts classified as current	396,774	328,613

PPP loan, excluding current portion	$617,366	$857,339

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE – continued

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of February 28, 2023, the Company recorded interest totaling approximately $2,521 included in accrued interest on the accompanying consolidated balance sheets. After the deferral period and after taking into account any loan forgiveness applicable to the PPP Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the PPP Notes.

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

The Company applied for forgiveness of its first PPP Note, and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. As of February 28, 2023, both PPP Notes were recorded as Notes Payable. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 with respect to the remaining $23,847 balance on the first PPP Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan. The Company received notice that $67,487 of the principal and related interest balance has been forgiven, which is recorded as income from the extinguishment of the loan obligation. The Company commenced monthly payments of $26,752 on June 3, 2022 with respect to the remaining $1,166,973 balance on the second PPP Note. As of February 28, 2023, the Company had fallen behind on the monthly payments of the PPP Second Draw Loan.

NOTE 12 – EQUITY METHOD INVESTMENT

Cat Creek Holdings

On June 30, 2020, the Company entered into a Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek, a Montana limited liability company formed as a joint venture for the purchase of the Cat Creek Properties. In accordance with the LLC Agreement, the Company invested $448,900 for 50% of the ownership interests in Cat Creek, using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek is managed by four directors, two of whom are designated by the Company.

On July 1, 2020, Cat Creek entered into the Cat Creek Purchase Agreement for the purchase of the Cat Creek Properties. On September 21, 2020, Carrell Oil received consideration of $400,000, taking into effect certain adjustments resulting from pre- and post-effective date revenue, expense, and allocations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – EQUITY METHOD INVESTMENT – continued

Summarized Financial Information

The following tables provide summarized financial information for the Company’s ownership interest in Cat Creek for the periods indicated, accounted for under the equity method. The financial information was compiled from the respective financial statements of the Company, reflects certain historical adjustments, and is reported with a two-month lag. Results of operations are excluded for periods prior to the Company’s acquisition of Cat Creek.

Balance Sheet:	As of February 28, 2023	As of February 28, 2022
Current Assets	$82,601	$229,679
Non-current Assets	961,697	601,769
Total Assets	$1,044,298	$831,448

Current Liabilities	$64,567	$128,202
Non-current Liabilities	437,890	68,355
Shareholders’ equity	541,841	634,891
Total Liabilities and Shareholders’ Equity	$1,044,298	$831,448

Results of Operations:	Nine Months Ended February 28, 2023	Nine Months Ended February 28, 2022
Revenue	$645,921	$504,629
Gross Profit	595,275	163,905
Net Income (Loss)	$(95,212)	$(23,676)

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

Balance Sheet:	As of February 28, 2023
Current Assets	$508
Non-current Assets	1,859,195
Total Assets	$1,859,703

Shareholders’ equity	1,859,703
Total Liabilities and Shareholders’ Equity	$1,859,703

Results of Operations:	Nine Months Ended February 28, 2023
Revenue	$-
Gross Profit	-
Net Loss	$(40)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On February 4, 2021, Lustre filed a case captioned Lustre Oil Company LLC and Erewhon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC in the Montana Seventeenth Judicial District Court for Valley County (the “District Court”), to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages from the defendants with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property that is subject to such mineral leases. On January 14, 2022, the District Court granted the defendants’ Motion to Dismiss without addressing the merits of the quiet title action. Lustre appealed the decision to the Montana Supreme Court.

On March 20, 2023, Capex Oilfield Services, Inc. filed a suit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,189.55 plus interest and collection costs for services provided to drill the Olfert 11-4 well. The Company intends to bring that well to production as soon as possible, and reimburse unpaid vendors from well proceeds. See NOTE 9 – NET PROFITS INTEREST AGREEMENT above.

Except as set forth above, the Company is not currently involved in any other legal proceedings and it is not aware of any other pending or potential legal actions involving the Company.

Revenue Royalty – In accordance with the Securities Purchase Agreement with Alleghany, the Company agreed to pay Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years ending December 31, 2027. Further, since the Company did not repay the loan prior to December 31, 2022, the revenue royalty, as defined in the Alleghany Purchase Agreement, increased from 5% to 6%.

In accordance with the Secured Promissory Agreement, the Company agreed to pay Alleghany a revenue royalty of 0.5% of the consolidated revenue of the Company arising from the direct production of oil and gas. The royalty period extends from June 1, 2022 through May 31, 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

On April 6, 2023, in a unanimous decision, the Montana Supreme Court reversed the District Court’s decision related to our quiet title action and remanded the case to the District Court for further proceedings. See Note 13 – COMMITMENTS AND CONTINGENCIES.

During March and April of 2023, the Company repaid the $97,625 in principal and $4,279 in accrued interest pursuant to a Convertible Note entered into on September 6, 2022. To satisfy the obligation, the Company issued to the note holder 1,902,039 shares of the Company’s common stock, at an average price of $0.05358 per share.

On April 6, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $59,675, receiving $50,000 in net cash proceeds. The convertible promissory note had an original issue discount of $5,425. Further, $4,250 in debt issue costs were deducted from the gross proceeds. The total of $10,125 recorded as debt discount is being amortized by the Company using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note, dated March 23, 2023 , in the aggregate principal amount of $100,000 (the “Note”). The Note will accrue interest on the outstanding principal sum at the rate of 12.0% per annum and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note will be secured by certain equipment owned by the Company pursuant to a Security Agreement to be negotiated with the Lender.

On March 15, 2023, the Company received a loan of $30,000 from the Company’s Chief Financial Officer. See Note 8 – RELATED PARTY TRANSACTIONS.

On March 2, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $70,125, receiving $60,000 in net cash proceeds. The convertible promissory note had an original issue discount of $6,375. Further, $3,750 in debt issue costs were deducted from the gross proceeds. The total of $10,125 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

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

Company Description and Operations

We are an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From our inception in March 2008 through October 2009, we were primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, we shifted our focus to locating mature oil fields, with the intention of acquiring those oil fields and recovering stranded oil using enhanced recovery methods. From June 14, 2011 through December 31, 2020, we were a management services provider, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for our sole customer at the time, Stranded Oil Resources Corporation, or SORC. SORC was a wholly-owned subsidiary of Alleghany Corporation, or Alleghany. We performed these services for SORC in exchange for a quarterly management fee and the reimbursement of our employee related expenses. Such fees and reimbursements from SORC were effectively all of our revenues prior to the closing of the Securities Purchase Agreement with Alleghany described below.

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany. Under that agreement, we purchased all of the issued and outstanding shares of SORC from Alleghany. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments. Under the agreement with Alleghany, the royalty rate increased to 6.0% on December 31, 2022. Currently, there are no ongoing operations being conducted by SORC.

Pursuant to the terms of the Securities Purchase Agreement with Alleghany, we also entered into a Consulting Agreement with Alleghany, under which Alleghany paid us an aggregate of approximately $1.245 million during calendar year 2021 in exchange for our providing Alleghany with one to three years of consulting services from certain of our employees, including Mark See, our Chief Executive Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Alleghany no longer pays us any management fees or reimbursement payments for the monthly expenses of our employees. Those fees and reimbursements were effectively all of our revenues prior to the closing of the Securities Purchase Agreement with Alleghany described above.

While we were providing services to Alleghany prior to December 31, 2020, we gained know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties using enhanced oil recovery methods. We also gained experience in designing, drilling and producing conventional oil wells without using those enhanced oil recovery methods.

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

In connection with our leasing the acreage in Montana described above, our wholly-owned subsidiary, Lustre Oil Company LLC, or Lustre, entered into an Acquisition and Participation Agreement with Erehwon Oil & Gas, LLC, or Erehwon. The agreement with Erehwon allows us, through Lustre, to acquire oil and gas interests, and drill, complete and equip wells, in three counties in Montana. Our agreement with Erehwon also specifies calculations for royalty interests and working interests that we will receive for the first ten well completions, and the first ten well recompletions. A well recompletion is defined as the completion of a well for production from an existing well bore in another formation. Under our agreement with Erehwon, we will acquire the initial mineral leases, and pay 100% of the initial acquisition costs, up to $500,000. When the total costs we pay exceed $500,000, Erehwon has the option to acquire a 10% working interest in any lease we acquired by paying us 10% of our acquisition cost of that lease, resulting in us paying 90% of the applicable lease’s acquisition costs. Until we are repaid the full amount we paid to complete the first ten wells and first ten recompletions in the acreage, the working interest split will remain 10% to Erehwon and 90% to us. After we have recovered our acquisition costs, Erehwon’s working interest will increase to 20%. Additional wells and recompletions will have a working interest split equal to 10% to Erehwon and 90% to us, subject to Erehwon exercising its option to increase its working interest by 10%, as described above.

Under our agreement with Erehwon, we are required to fund 100% of the construction costs of the first ten wells and first ten completions. The lease acquisition costs of any additional wells will be fully funded by us; provided, however, that Erehwon will have the option to increase its working interest to 20% by paying us 10% of our acquisition costs related to the wells. Royalty expense for these wells will consist of a royalty interest to be paid to the landowner and an overriding royalty interest of between 3% and 6% for two individuals who generated the prospects. We will also have the obligation to pay the two individuals who generated the prospects an amount equal to 5% of the cost of the first ten new completed wells and the first ten completed recompletions.

In January 2022, we executed a Net Profits Interest Agreement with Erehwon and Olfert No. 11-4 Holdings, LLC, or Olfert Holdings, for the purpose of funding the first well, Olfert #11-4, under the Acquisition and Participation Agreement described above. In exchange for Olfert Holdings’ funding of the development of Olfert #11-4, Olfert Holdings will receive 90% of the funds generated by Olfert #11-4 prior to “Payout” and 50% of such funds after “Payout.” The Net Profits Interest Agreement defines “Payout” as the point in time when the aggregate of all ‘Net Profits Interest,’ payments made to Olfert Holdings under the agreement equals 105% of the total well development costs.

In January 2022, we also entered into the operating agreement for Olfert Holdings. Pursuant to this operating agreement, we agreed to make a capital contribution to Olfert Holdings in the amount of $500,000, out of an aggregate of $1,500,000 of capital to be raised by Olfert Holdings. As of May 31, 2022, we were credited with a contribution totaling $59,935 of well development costs, representing a 5.5% interest in Olfert Holdings, based upon the market value of the assets we contributed. Since then, other investors, including our Chief Financial Officer, assumed and funded our remaining capital contribution commitment of $440,065.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

On June 30, 2020, we entered into a Limited Liability Company Agreement of Cat Creek Holdings LLC, a Montana limited liability company, forming a joint venture with Lipson Investments LLC and Viper Oil & Gas, LLC. The joint venture was formed for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum County and Garfield County in the State of Montana. Cat Creek Holdings entered into an Asset Purchase and Sale Agreement with Carrell Oil Company on July 1, 2020. Upon closing under that agreement, Cat Creek Holdings paid Carrell Oil $400,000 in cash, subject to certain adjustments resulting from pre-effective and post-effective date revenue, expense and tax allocations, in exchange for the Cat Creek Field properties. We invested $448,900 in Cat Creek Holdings for 50% of its ownership interests. Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek Holdings, have ownership interests of 25% each, which they received for their respective investments of $224,450 each. Cat Creek Holdings is managed by four managers, two of whom are designated by us.

Liquidity and Capital Resources

As a result of the transactions described above, we no longer receive management fee revenue, operations reimbursements, or royalty distributions from Alleghany or SORC. Any cash we expend for operations and oil field expansion and development comes from the sale of our debt and equity securities. An independent petroleum engineering firm has provided us with a reserve report estimating that interests of proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to certain properties in the Western Williston Basin of Montana for oil interests acquired by Lustre total approximately $67 million in cash flow, discounted at a 10% discount rate. This evaluation, dated effective May 31, 2022, was prepared using constant prices and costs, and conforms to Item 1202(a)(8) of Regulation S-K and other rules of the Securities and Exchange Commission. As of the date of this filing, we have no producing oil wells on our Montana leases. We are focused on raising funds to drill and produce the oil identified in the reserve report. We are currently focused on two programs summarized below.

We are in the process of attempting to raise up to $7.5 million from the sale of secured convertible promissory notes. We will use the proceeds from the sale of these notes for operating capital, and to drill up to three production wells and a salt water disposal well on selected acreage leased by Lustre. The mineral rights underlying the proposed wells have been contributed to our 100% wholly owned subsidiary, Hell Creek Crude, LLC, the units of which are subject to a pledge agreement and serve as collateral securing the promissory notes. The notes are also convertible into shares of our common stock at $1.00 per share. As of the filing date, we have issued $540,000 in principal amount of promissory notes to fund the three well program.

We are also working with a financial advisor to raise up to $40 million to develop a 23 well program on acreage on which we have leased mineral rights. We are having ongoing discussions with various private equity groups, family offices and individual accredited investors regarding financing alternatives. The form of financing for this program could include our selling working interests in individual oil and gas leases.

Our cash and cash equivalents at February 28, 2023 was $7,176. Our total debt outstanding as of February 28, 2023 was $3,661,640, including (i) $617,934 owed to Alleghany, which is classified as a long-term note payable, and (ii) $1,014,040 pursuant to the Paycheck Protection Program (“PPP”) notes, of which we have classified $617,366 as long-term, net of the current portion, totaling $396,774, which is classified as a current note payable, (iii) $968,708 short term convertible notes, net of deferred debt discount, (iv) $110,858 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term and (vi) a $200,000 classified as short-term and due to our Chief Financial Officer.

On April 28, 2020, we borrowed $1,233,656 under the terms of the PPP. On July 19, 2021, we were notified that $1,209,809 of the principal amount of our PPP loan had been forgiven, leaving $23,847 in principal payable over the remaining five-year life of the loan. We are repaying the PPP loan through monthly payments of principal and accrued interest in the amount of $559 per payment, through April 28, 2025.

Effective February 3, 2021, we received a second PPP loan in the amount of $1,233,655. On April 25, 2022, $66,682 of the principal amount of the loan was forgiven, leaving $1,166,973 payable over the remaining life of the five-year loan. We are repaying the loan through monthly payments of $26,752 through February 2026.

Results of Operations

During the three and nine months ending February 28, 2022, we recorded other revenue and direct costs totaling $95,372 and $371,961 and $667,608 and $1,536,980, respectively, for continued consulting services we provided to Alleghany after the termination of the Management Services Agreement effective December 31, 2020. We did not record any similar revenues and direct costs during the three and nine months ending February 28, 2023, as these consulting services were completed effective December 31, 2021.

During the nine months ended February 28, 2023 and 2022, we incurred operating expenses of $2,142,823 and $531,582, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. In addition, commencing on January 1, 2022, our payroll related expenses are now also included in the general operating expenses, as we are no longer providing any direct management or consulting services. The increase in expenses for the nine months ended February 28, 2023, as compared to the same period in 2022, is primarily attributable to these payroll costs, increased accounting and other professional fees, including public relations and advisory services, and stock-based compensation. We also experienced increases in other general and administrative expenses, including insurance and SEC filing costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the nine months ended February 28, 2023, we recognized other income and expenses comprised of (i) the $122,682 we received from the Employee Retention Credit established by the CARES Act, (ii) $47,506 in equity method loss related to our Cat Creek equity investment, and (iii) $23,885 in other income. During the nine months ended February 28, 2022, we recognized other income and expenses comprised of the $1,224,908 gain on the PPP loan forgiveness of both principle and accrued interest, a $11,838 equity method loss and $131,153 in other income for the sale of a license.

As of the filing date of this report, the Olfert 11-4 exploratory well spudded in May 2022 has not yet been completed and put into production. We have discovered economic levels of hydrocarbons in the well, but have encountered saltwater intrusion which necessitates access to a proximate saltwater injection well to economically dispose of the water. We are continuing our efforts to gain access to a disposal well to complete the well and begin economical production.

The Olfert 11-4 well has exceeded its original budget and there are some outstanding construction costs that we have not satisfied. To pay these amounts owed, we issued an additional capital call to the net profits interest investors who have no obligation to participate or invest additional funds. We did not raise additional funds from the capital call, and several unpaid contractors have t attached mechanic liens on the well. One creditor has filed a lawsuit in Montana against Lustre, the operator of the well, for payment. We intend to raise additional capital, complete the Olfert 11-4 well and pay the amounts owed to contractors.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

99.1	Temporary Hardship Exemption

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: April 14, 2023	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 14, 2023	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director