Form 10-Q/A
period 2023-02-28
Laredo Oil, Inc.
filed 2023-04-17
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment on Form 10-Q/A to Laredo Oil, Inc.’s Quarterly Report on Form 10-Q for the period ended February 28, 2023, filed with the Securities and Exchange Commission on April 14, 2023 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

LAREDO OIL, INC.

(Registrant)

Date: April 17, 2023	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 17, 2023	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director