Form 10-K
period 2023-05-31
Laredo Oil, Inc.
filed 2023-09-13
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

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

On November 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding shares of common equity held by non-affiliates of the registrant was $2.67 million, based upon the closing price of the common stock on that date on the OTC Bulletin Board.

As of September 13, 2023, there were 66,220,306 shares of the registrant’s common stock outstanding.

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

PART I

Item 1. Business

Prior Operations

We are an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From our inception in March 2008 through October 2009, we were primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, we shifted our focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil reserves using enhanced recovery methods. From June 14, 2011 to December 31, 2020, we were a management services company, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for our then sole customer, Stranded Oil Resources Corporation, or SORC, a wholly owned subsidiary of Alleghany Corporation, or Alleghany. We performed those services in exchange for a quarterly management fee and reimbursement from SORC of our employee related expenses. Such fees and reimbursements were effectively all of our revenues prior to the closing of the Securities Purchase Agreement with Alleghany described below.

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is not conducting any ongoing operations.

Under the Securities Purchase Agreement with Alleghany, we also entered into a Consulting Agreement under which Alleghany paid us an aggregate of approximately $1.245 million during calendar year 2021 in exchange for our providing Alleghany with one to three years of consulting services from certain of our employees, including Mark See, our Chief Executive Officer. We no longer receive any management fees or reimbursement payments from Alleghany for the monthly expenses of any of our employees.

Current Operations

Prior to December 31, 2020, while implementing underground gravity drainage, or UGD, projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres and 37,932 net acres of mineral property interests in the State of Montana. We began drilling an exploratory well in Montana during May 2022. That well has not yet been completed or put into production. We are continuing our efforts to complete the drilling of the well and begin commercial production. Simultaneously, we are attempting to raise additional funds to continue development of the other mineral property interests we purchased. We plan to have each additional well have an 80-acre footprint, so that the first ten wells would cover approximately 800 acres, or less than two percent of our leased acreage. Our ability to secure further funding will determine the extent of future production for the acreage, and the pace of field development.

In connection with our securing the acreage in Montana described above, our wholly owned subsidiary, Lustre Oil Company LLC, or Lustre, entered into an Acquisition and Participation Agreement with Erehwon Oil & Gas, LLC, or Erehwon. Our agreement with Erehwon allows us to acquire oil and gas interests, and drill, complete and equip wells in Valley County, Daniels County and Roosevelt County, Montana. Our agreement with Erehwon also specifies calculations for royalty interests and working interests that we will receive for the first ten well completions, and first ten well recompletions, which is defined as the completion of a well for production from an existing well bore in another formation. Under our agreement with Erehwon, we will acquire the initial mineral leases, and pay 100% of the initial acquisition costs, up to $500,000. When the total costs exceed $500,000, Erehwon has the option to acquire a 10% working interest in any lease we acquired by paying us 10% of our acquisition cost of that lease, resulting in our paying 90% of the applicable lease’s acquisition costs. Until we are repaid the full amount of the acquisition costs we paid to complete the first ten wells and first ten recompletions of older wells, the working interest split will remain 10% to Erehwon and 90% to us. After we have recovered our acquisition costs, Erehwon’s working interest will increase to a 20% working interest. Additional wells and recompletions will have a working interest split of 10% to Erehwon and 90% to us, unless Erehwon exercises its option to increase its working interest by 10%, as described above.

Under our agreement with Erehwon, we will fund 100% of the construction costs of the first ten wells and first ten recompletions. The lease acquisition costs of any additional wells will be funded 80% by us and 20% by Erehwon; provided, however, that Erehwon will have the option to increase its working interest to 20% only by reimbursing us for 10% of our acquisition costs. Royalty expenses for these wells will consist of a royalty interest to the landowner and an overriding royalty interest of between 3% and 6% for two individuals who generated the prospects, who will also receive an amount equal to 5% of the cost of the first ten new wells we complete and the first ten completed recompletions.

In January 2022, we executed a Net Profits Interest Agreement with Erehwon and Olfert No. 11-4 Holdings, LLC, or Olfert Holdings, for the purpose of funding the first well under the Acquisition and Participation Agreement described above, named Olfert #11-4. In exchange for Olfert Holdings’ funding of the development of the first well, Olfert Holdings receives 90% of amounts resulting from Olfert #11-4 prior to “Payout” and 50% after “Payout.” The Net Profits Interest Agreement defines “Payout” as the point in time when the aggregate of all ‘Net Profits Interest’ payments made to Olfert Holdings under the agreement equals 105% of the total well development costs.

In January 2022, we also entered into the Olfert Holdings operating agreement, under which we agreed to make a capital contribution to Olfert Holdings in the amount of $500,000, out of a total of $1,500,000 of capital to be raised by Olfert Holdings. As of May 31, 2022, we were credited with a contribution of $59,935 in market value of well development costs, representing a 5.5% interest in Olfert Holdings. Since then, other investors, including our chief financial officer, assumed and funded our remaining capital commitment under the Olfert Holdings operating agreement.

On June 30, 2020, we entered into the Limited Liability Company Agreement of Cat Creek Holdings LLC, a Montana limited liability company, with Lipson Investments LLC and Viper Oil & Gas, LLC. The limited liability company was formed to purchase certain oil and gas properties in the Cat Creek Field in Petroleum County and Garfield County in the State of Montana. On July 1, 2020, Cat Creek Holdings entered into an Asset Purchase and Sale Agreement with Carrell Oil Company. Under that agreement, Cat Creek Holdings agreed to pay Carrell Oil $400,000 in cash, subject to certain revenue adjustments and expense and tax allocations, in exchange for the Cat Creek Field properties. We invested $448,900 in Cat Creek Holdings in exchange for a 50% ownership interest. Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek Holdings, have ownership interests of 25% each, which they received for their respective investments of $224,450 in cash. We designate two of the four managers of Cat Creek Holdings.

Competition

Our operating results are largely impacted by competition from other exploration and production companies in all areas of operation, including the acquisition of mature fields. Our competitors include large, well-established, companies with substantially more capital resources than us.

Oil and Gas Price Volatility

Market prices for oil and gas declined significantly in the first six months of calendar year 2020, as the combination of the COVID-19 global pandemic and geopolitical tensions among the world’s energy producers resulted in the simultaneous reduction of demand and increase in supply of crude oil. Since then, oil and gas prices have recovered and have remained in the $70-80 per barrel range. However, oil and gas prices still remain volatile.

Operating Hazards and Uninsured Risks

Oil and gas drilling activities are subject to many risks, including, but not limited to, the risk that those activities will not produce commercially viable oil and gas reserves. The cost and timing of drilling, completing and operating wells is often uncertain and drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including low oil and gas prices, title problems, reservoir characteristics, weather conditions, equipment failures, delays imposed by project participants, compliance with governmental requirements, shortages or delays in the delivery of equipment and services and increases in the cost for such equipment and services. Our future oil recovery activities may not be successful. If so, such failure may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to hazards and risks inherent in drilling for and producing and transporting petroleum products, including fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, craterings, and pipeline ruptures and spills. Any of these events may result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and those of others. We maintain insurance against some, but not all, of the risks described above. In particular, the insurance we maintain does not cover claims relating to failure of title to oil leases, loss of surface equipment at well locations, business interruption, loss of revenue due to low commodity prices or loss of revenues due to well failure. The occurrence of any such event that is not covered, or not fully covered, by insurance that we maintain or may acquire, could have a material adverse effect on our operations.

Governmental Regulation

Oil and natural gas exploration, production, transportation and marketing activities are subject to extensive laws, rules and regulations promulgated by federal and state legislatures and agencies, including but not limited to the Mine Safety and Health Administration, or MSHA, the Federal Energy Regulatory Commission, or FERC, the Environmental Protection Agency, or EPA, the Bureau of Land Management, BLM, and various other federal or state regulatory agencies. Our failure to comply with any such laws, rules and regulations may result in substantial penalties, including the delay or prohibition of our operations. The legislative and regulatory burden on the oil industry described above increases our cost of doing business.

State regulatory agencies, as well as the federal government when we operate on federal or Indian lands, require permits for drilling operations, drilling bonds and reports, and impose other requirements relating to the exploration and production of oil and gas. There are also statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells and the regulation of spacing, plugging and abandonment of such wells. In each jurisdiction, we may need exceptions to some applicable regulations requiring regulatory approval. All of these matters could affect our operations.

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

Federal regulations require certain owners or operators of facilities that store or otherwise handle petroleum products to prepare and implement spill prevention, control countermeasures and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990, or OPA, contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires the operator to demonstrate the financial ability to respond to discharges. Regulations are currently being developed under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on participants in the oil and gas industry. In addition, the Clean Water Act and analogous state laws require permits to be obtained to authorize discharge into surface waters or to construct facilities in wetland areas. The Clean Air Act of 1970 and its subsequent amendments impose permit requirements and necessitate certain restrictions on point source emissions of volatile organic carbons (nitrogen oxides and sulfur dioxide) and particulates with respect to certain of our operations. The EPA and designated state agencies have in place regulations concerning discharges of storm water runoff and stationary sources of air emissions. These programs require covered facilities to obtain individual permits, participate in a covered group or seek coverage under an EPA general permit. A number of agencies, including but not limited to MSHA, the EPA, the BLM, and similar state commissions, have adopted regulatory guidance in consideration of the operational limitations on oil and gas facilities and their potential to emit pollutants.

Facilities

Our principal executive office is located at 2021 Guadalupe Street, Ste. 260, Austin, Texas 78705.

Personnel

As of May 31, 2023, we had 10 full-time employees and no part time employees.

Website Access

We make available on our web site our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we file such reports electronically with the Securities and Exchange Commission. Information on our website is not included as part of this report.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

In May 2022, Lustre began drilling an exploratory well, named Olfert #11-4, in the Lustre oil field located in northeastern Montana. As of the filing of this report, the Olfert #11-4 well has not been completed and put into production. As a result of the uncertainty surrounding successful well completion and the availability of future funding to develop our acquired mineral rights, we are not providing disclosures of proved reserves until we have updated reserve reports.

Item 3. Legal Proceedings

On February 4, 2021, Lustre filed a case captioned Lustre Oil Company LLC and Erehwon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC in the Montana Seventeenth Judicial District Court for Valley County to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property subject to Lustre’s mineral leases. On January 14, 2022, the District Court granted the defendants’ Motion to Dismiss without addressing the merits of Lustre’s quiet title action. Lustre appealed the decision to the Montana Supreme Court. On April 6, 2023, in a unanimous decision, the Montana Supreme Court reversed the District Court’s decision related to Lustre’s quiet title action and remanded the case to the District Court for further proceedings. On June 1, 2023, we filed a First Amended Complaint with the District Court reopening the original suit with a different judge.

On March 20, 2023, Capex Oilfield Services, Inc. filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,189.55 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On May 18, 2023, Capstar Drilling, Inc. filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,049.76 plus interest and collection costs for services provided by Capstar to drill the same well. Lustre intends to bring that well into production as soon as possible, and reimburse unpaid vendors from proceeds from such production.

Except as set forth above, we are not currently involved in any other legal proceedings and we are not aware of any other pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded under the symbol LRDC on the over-the-counter market and is quoted on the Pink Sheets, which is not recognized by the Securities and Exchange Commission, or SEC, as a stock exchange for reporting purposes.

Since our stock began trading on the Pink Sheets on November 5, 2009, there has been a limited trading market for our common stock. The following table presents the range of high and low bid information for our common equity for each full quarterly period within the two most recent fiscal years.

Laredo Oil, Inc. High/Low Market Bid Prices ($)

	Fiscal Q1: Jun 2022 — Aug 2022	Fiscal Q2: Sep 2022 — Nov 2022	Fiscal Q3: Dec 2022 — Feb 2023	Fiscal Q4: Mar 2023 — May 2023
High Bid	0.229	0.1711	0.19	0.162
Low Bid	0.1361	0.081	0.11	0.044

	Fiscal Q1: Jun 2021 — Aug 2021	Fiscal Q2: Sep 2021 — Nov 2021	Fiscal Q3: Dec 2021 — Feb 2022	Fiscal Q4: Mar 2022 — May 2022
High Bid	0.08	0.105	0.09	0.181
Low Bid	0.04	0.043	0.045	0.07

Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders

As of September 13, 2023, we had 66,220,508 shares of common stock issued and outstanding, and there were 27 holders of record, and more than 700 beneficial holders, of our common stock, including those who own their shares through their brokers in “street name.”

Dividends

Since our inception, we have not paid any dividends on our common stock. Our board of directors does not anticipate that it will declare dividends on our common stock in the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prior to December 31, 2020, we managed several projects for Stranded Oil Resources Corporation, or SORC, a subsidiary of Alleghany Corporation, or Alleghany. Also prior to December 31, 2020, SORC sold the assets of those projects and transferred the funds it received from those sales to Alleghany. On December 31, 2020, we purchased 100% of the outstanding stock of SORC from Alleghany. At that time, SORC only owned vehicles and oil field assets that were not included in the previous sale of assets to Alleghany.

During the period from June 14, 2011 through December 31, 2020, we gained specialized know-how and operational experience implementing underground gravity drainage, or UGD, projects, as well as experience developing conventional oil wells. As of August 15, 2023, based upon this knowledge we gained, we acquired approximately 45,766 gross acres and 38,153 net acres of mineral properties in northeastern Montana. We are currently drilling an exploratory well, Olfert #11-4, in that property. As of the date of this report, the Olfert 11-4 exploratory well has not yet been completed and put into production. We have discovered what we believe are economic levels of oil in the well, but have encountered saltwater intrusion into the well, which requires us to access a proximate saltwater injection well to economically dispose of the saltwater in the well. We are currently making efforts to gain access to a disposal well to complete the well and begin economical production.

Effective July 18, 2023, our subsidiary, Lustre Oil Company, LLC, or Lustre, and Erehwon Oil & Gas, LLC, or Erehwon, entered into an Exploration and Development Agreement, or the Development Agreement, with Texakoma Exploration & Production Company, or Texakoma, for the exploration and development of the “Lustre Field Prospect,” described in the Development Agreement. Lustre and Erehwon are parties to an existing Acquisition and Participation Agreement, under which they agreed to acquire certain oil and gas interests, and drill, complete, re-enter, re-complete, sidetrack, and equip wells, in certain counties in Montana.

Under the terms of the Development Agreement, Texakoma agreed to pay Lustre and Erehwon, jointly, the following amounts: (i) $175,000 on or before July 21, 2023, which amount was paid; and (ii) another $175,000 upon the beginning of the drilling of the initial test well under the agreement, which is scheduled to occur prior to October 1, 2023, subject to rig availability. Upon the drilling of that test well, Lustre and Erehwon are required to deliver to Texakoma a partial assignment of an 85% working interest in the applicable oil leases.

Texakoma will pay 100% of the costs associated with the drilling and completion of two initial test wells. Lustre and Erehwon will have an undivided 15% working interest in the two initial wells. Texakoma will have the option, but not the obligation, to participate in the development of the remainder of the Lustre Field Prospect, which option may be exercised by Texakoma by giving written notice of its intent to participate within 90 days after the completion rig is removed from the second test well location.

If Texakoma exercises its option described above, Texakoma will have the obligation to drill eight additional wells, with Lustre and Erehwon having a combined 15% working interest in those wells, and Texakoma will pay Lustre and Erehwon $706,603 for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. The working and net revenue interest in any wells drilled after the first ten wells will be shared by Texakoma, on one hand, and Lustre and Erehwon, on the other hand, on a 50:50 basis.

Not including our interest in the Texakoma transactions described above, we also retain a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

Liquidity and Capital Resources

Currently, we have no producing oil wells on our Montana leases. The agreement with Texakoma described above is expected to produce revenue sufficient to cover our ongoing operating expenses beginning later in calendar year 2024. Until we receive adequate funding from the Texakoma agreement described above, any cash needed for operations and oil field expansion and development will most likely come from the sale of our debt and equity securities.

An independent petroleum engineering firm has provided us with a reserve report estimating that interests of proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to certain properties in the Western Williston Basin of Montana for oil interests acquired by Lustre. The report estimates that the Lustre reserves may generate $67 million in cash flow, discounted at a rate of 10%. We are currently attempting to raise sufficient funds to drill and produce the properties identified in that reserve report. We are in the process of raising up to $7.5 million from the sale of our secured convertible promissory notes. We will use the proceeds from the sale of these notes for operating capital, and to fund the drilling of up to three production wells and a saltwater disposal well, on the selected acreage described above. The secured convertible notes are secured by interests in our wholly owned subsidiary, Hell Creek Crude, LLC. The notes are also convertible into shares of our common stock at a conversion rate of $1.00 per share. As of the filing date, we have issued $620,000 in principal amount of the notes.

We have also recently received $267,319 in proceeds from the sale of 6,062,886 shares of our common stock to an individual investor who previously purchased one of our secured convertible promissory notes described above.

Lustre and Erehwon have filed an action for quiet title in the State of Montana against Anadarko Minerals, Inc. and A&S Mineral Development Co, LLC. We are asking for damages in excess of $2 million in that action. However, we cannot assure you that we will prevail in that action and, if we do prevail, the timing of the resolution of the action, or the amount of any damages that we may receive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Our cash and cash equivalents at May 31, 2023 was $13,754. Our total debt outstanding as of May 31, 2023 was $3,669,429, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $986,598 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $536,974 as long-term debt, net of the current portion totaling $449,624, which is classified as a current note payable, (iii) $839,798 short term convertible notes, net of deferred debt discount, (iv) a $183,000 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, and (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term.

Results of Operations

During the fiscal year ending May 31, 2022, we recorded other revenue and direct costs totaling $667,608 and $1,286,244, respectively, for continued consulting services we provided to Alleghany after the termination of the Management Services Agreement. We did not record any similar revenues and direct costs during the fiscal year ending May 31, 2023, as the consulting services were completed effective December 31, 2021.

During the fiscal years ended May 31, 2023 and May 31, 2022, we incurred operating expenses of $2,770,285 and $1,580,069, respectively. These expenses consisted of general operating expenses incurred in connection with the day to day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. In addition, commencing on January 1, 2022, our payroll related expenses are now included in our general operating expenses as we no longer provide any direct management services to Alleghany. The increase in our expenses for fiscal 2023, as compared to the same period in fiscal 2022, is primarily attributable to these payroll costs, increased accounting and other professional fees, including public relations, advisory services and stock-based compensation. We also experienced increases in other general and administrative expenses, including insurance and SEC filing fees.

During fiscal 2023, we recognized other income and expenses comprised of the $122,682 employee retention credit, $84,290 equity method loss related to our July 2020 equity investment, and $74,225 of other income upon the settlement of debt.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis. We have routinely incurred losses since inception, resulting in an accumulated deficit. We have recently received loans from accredited investors to fund our operations. There is no assurance that such financing will be available in the future to meet our operating needs. This situation raises substantial doubt about our ability to continue as a going concern within the one-year period after the issuance date of the consolidated financial statements included in this report.

Our management has undertaken steps to improve operations, with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to raise funds through the issuance of debt to fund our well development program and maintain operations. We have attracted and retained key personnel with significant experience in the industry. At the same time, in an effort to control costs, we have required a number of our personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of our headcount. There can be no assurance that we can successfully accomplish these steps and it is uncertain that we will achieve a profitable level of operations and obtain additional financing. We cannot assure you that any additional financing will be available to us on satisfactory terms and conditions, if at all.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of us to continue as a going concern.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2023. As we grow, we are working on further improving our segregation of duties and level of supervision.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended May 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth as of September 13, 2023, the name, age, and position of each of our executive officers and directors, and the term of office of each of our executive officers and directors.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	63	Independent Director	March 1, 2011
Michael H. Price	75	Independent Director	August 3, 2012
Mark See	62	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	76	Chief Financial Officer, Treasurer and Director	March 1, 2011

Each of our directors serves for a term of three years, until his successor is elected at our annual stockholders’ meeting, and is qualified, subject to removal by our stockholders. Each officer serves at the pleasure of the Board of Directors.

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

To the knowledge of our management, except as noted below, during the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has:

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

In calendar year 2014, Mr. Beckham served as an executive officer of Mining Oil, Inc., which filed for bankruptcy in January 2015. Four months prior to that filing, Mr. Beckham resigned his position due to policy differences with members of that company’s management team.

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended May 31, 2023, we had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to our officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

Our Code of Ethics is included herein by reference to Exhibit 14.1 to this Annual Report on Form 10-K and can be found on our web site at www.laredo-oil.com.

Item 11. Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by us for the last two years ended May 31, 2023 and 2022 with regard to individuals who served as the Principal Executive Officer, the Principal Financial Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)
Mark See (1)	2023	525,000	-	-	-	525,000
Chief Executive Officer and Chairman of the Board	2022	422,936	-	-	-	422,936

Bradley E. Sparks (2)	2023	415,000	-	-	-	415,000
Chief Financial Officer, Treasurer and Director	2022	415,000	-	119,987	-	534,987

Christopher E. Lindsey (3)	2023	-	-	-	-	-
General Counsel and Secretary	2022	169,195	-	-	-	169,195

(1)	In fiscal year 2023, Mr. See’s salary included $212,888 in cash payments. Mr. See also received equipment valued at $97,760 and $214,352 for deferred compensation. In fiscal year 2022, Mr. See’s salary includes $326,105 in cash payments and $98,895 of deferred compensation. As of May 31, 2023, Mr. See has cumulative deferred compensation of $553,840.

(2)	In fiscal 2023, Mr. Sparks’ salary includes $167,019 of cash payments and $247,981 of deferred compensation. The amounts shown in 2022 include $295,288 of salary paid in cash and $119,712 in deferred compensation. As of May 31, 2023, Mr. Sparks has cumulative deferred compensation of $1,550,183.

(3)	Mr. Lindsey resigned effective December 31, 2021.

Named Executive Officers Compensation and Termination of Employment Provisions

Pursuant to a letter agreement dated October 16, 2009, and subsequently amended, between us and Mr. See, we pay Mr. See an annual base salary of $495,000 (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $525,000 per year). If Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement) or if Mr. See terminates his employment with us for “Good Reason” (as such term is defined in his change in control agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of his employment.

Beginning January 1, 2020, the annual cash salary compensation payable to Mr. See was increased from $485,000 to $498,580 per year (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $528,580 per year). Amounts received above Mr. See’s $495,000 contract salary reduces his cumulative deferred compensation, and amounts received below the $495,000 contract salary increase deferred compensation.

Item 11. Executive Compensation - continued

For calendar year 2021, we paid Mr. See as follows: (a) $100,000 in cash on or before January 7, 2021, less applicable withholding taxes; and (b) four (4) equal cash installments of $99,645, less applicable withholding taxes, with the first payment made on or before January 15, 2021, the second payment made on or before April 8, 2021, the third payment payable on or before July 8, 2021 and the fourth payment on or before October 8, 2021. In consideration of the payments described above, Mr. See waived any obligations we had to pay for any severance benefits included in the letter agreement dated October 16, 2009 referenced above, and such letter was terminated effective December 31, 2021. Effective January 1, 2022, our Board of Directors reinstated the terms of the letter agreement with Mr. See that was in place on December 30, 2020.

As of May 31, 2023, Mr. See has $553,840 of deferred compensation owed to him under his contract, which is the cumulative difference between his contract salary and the actual cash compensation he has received thereunder through May 31, 2023.

Pursuant to a letter agreement dated October 20, 2009, as amended, we pay Mr. Sparks an annual base salary of $385,000 (which, together with previously approved annual payments for Mr. Sparks equaling $30,000, is an aggregate of $415,000 per year). If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in letter agreement),, we will pay Mr. Sparks severance equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination; provided, however, that if such termination occurs within 12 months after a Change of Control, such two-year period is increased to a three-year period. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

For calendar year 2021, we paid Mr. Sparks as follows: four (4) equal cash installments of $96,250, less applicable withholding taxes, with the first payment made on or before January 15, 2021; the second payment made on or before April 8, 2021, the third payment made on or before July 8, 2021 and the fourth payment made on or before October 8, 2021. In consideration of the payments above, Mr. Sparks waived our obligations to pay for any severance benefits included in his letter agreement referenced above, and terminated the letter agreement effective December 31, 2021. Effective January 1, 2022, our Board of Directors reinstated the terms of the letter agreement that was in place on December 30, 2020.

On May 28, 2022, our Board of Directors awarded Mr. Sparks fully vested options to purchase 1,500,000 shares of our common stock at $0.12 per share, which options replaced 1,500,000 options previously granted to Mr. Sparks, which expired in April 2022.

As of May 31, 2023, we owe Mr. Sparks $1,550,183 of cumulative deferred compensation under his letter agreement with us with respect to his compensation. The amount owed under the letter agreement is the cumulative difference between the amount of compensation we owe Mr. Spark under the agreement and the actual cash compensation he has received under his agreement with us.

Item 11. Executive Compensation - continued

Outstanding equity awards as of May 31, 2023:

(a) Name and Principle Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Bradley E. Sparks CFO, Treasurer & Director	1,500,000	0.12	May 28, 2032

In February 2011, we approved the Laredo Oil, Inc. 2011 Equity Incentive Plan. The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011, and was amended in December 2014 to increase the number of shares available for issuance thereunder to an aggregate of 15,000,000 shares.

Director Compensation

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(j) Total ($)
Donald Beckham	50,000	-	-	50,000
Michael H. Price	50,000	-	-	50,000

Historically, the compensation for each non-employee member of our Board of Directors has been as follows: quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in three equal installments over three years, and fully vested in fiscal 2016. We also reimburse directors for all reasonable expenses associated with attendance at meetings of our Board of Directors. During the last quarter of fiscal year 2022, we suspended cash payments to directors indefinitely. However, such payments were accrued for future payment. During fiscal year 2023, no cash payments to directors were made, but were accrued for future payment. On May 28, 2022, we granted fully vested options to purchase 500,000 shares of our common stock to each of Mr. Beckham and Mr. Price. Since they are executive officers, Messrs. See and Sparks receive no additional compensation for serving on the Board of Directors.

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

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	15.8%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	6.7%

Mark See (3) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	31,096,676	38.3%

Bradley E. Sparks (4) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	9,324,857	11.5%

Robert Adamo 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	6,662,886	8.2%

Donald Beckham (5) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	3,150,000	3.9%

Michael H. Price (6) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	2,050,000	2.5%

All Directors and Officers as a Group (4 persons)	Direct	45,621,533	56.2%

(1)	All shares owned directly are owned beneficially and of record, and such stockholder has sole voting, investment and dispositive power, unless otherwise noted. Amounts of beneficial ownership include all options to purchase common stock expected to be vested within 60 days after the filing date of this Annual Report on Form 10-K.

(2)	These shares are owned by the spouse of Mr. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)	Includes 12,829,269 shares owned by Mr. See through Bedford Holdings, LLC and 5,423,138 shares owned by Mrs. See through Darlington, LLC.

(4)	Includes fully vested options to purchase 6,500,000 shares of common stock at $0.06 per share.

(5)	Includes fully vested options to purchase 1,100,000 shares of common stock at $0.38 per share and 1,500,000 shares of common stock at $0.06 per share.

(6)	Includes fully vested options to purchase 1,500,000 shares of common stock at $0.06 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management - continued

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2023 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	5,925,000	0.16	7,499,000	(2)

Total	5,925,000	0.16	7,499,000

(1)	Effective November 6, 2011, the holders of a majority of the shares of our common stock took action by written consent to approve our 2011 Equity Incentive Plan, or the “2011 Plan.” Stockholders then owning an aggregate of 31,096,676 shares, or 59.8% of the then issued and outstanding shares of our Common Stock, approved the matter. The 2011 Plan and corresponding agreements are exhibits to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 8, 2011. The 2011 Plan reserved 10,000,000 shares of our common stock for issuance to eligible recipients. In December 2014, the holders of a majority of the shares of our Common Stock took action by written consent to amend the Plan by reserving an additional 5,000,000 shares of our common stock for issuance to eligible recipients. We filed a Registration Statement on Form S-8 with the Securities and Exchange Commission on December 19, 2014 registering the additional shares.

(2)	During fiscal year 2012, we issued 500,000 shares of restricted stock to each of our two non-employee directors, for a total of one million shares. During fiscal year 2013, we issued 500,000 restricted shares to our third non-employee director. In fiscal year 2014, we issued to our non-employee directors 150,000 restricted shares of which 50,000 restricted shares were later forfeited. In total, a net 1,550,000 restricted shares have been issued to our non-employee directors under the Plan. Since restricted shares were issued to directors, they are not available for issuance under the Plan and thus reduce the number of securities remaining available in this column. In addition, we granted options to purchase 6,010,000 shares of common stock to employees and contractors during fiscal year 2012, none in fiscal year 2013, 2,990,000 in fiscal year 2014, 1,700,000 in fiscal year 2015, 925,000 in fiscal year 2016, none in fiscal years 2017 through 2021, 4,175,000 in fiscal year 2022 including 1,000,000 options granted to directors, and 650,000 in fiscal year 2023. Net of option forfeitures, expired grants, restricted stock grants and option exercises, there are 7,499,000 shares of common stock reserved for issuance to eligible recipients. Since Plan inception, 26,000 common shares have been issued pursuant to option exercises and are not available for issuance under the Plan. The aforementioned restricted stock and options were issued under the 2011 Equity Incentive Plan, which authorized 15,000,000 shares of our common stock reserved for issuance for directors, employees and contractors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

On June 22, 2022, we assigned to our Chief Financial Officer, or CFO, the right to purchase up to 356,243 of the 500,000 membership interests in Olfert #11-4 in exchange for our CFO’s payment of $356,243 of our capital commitment to Olfert #11-4. On August 15, 2022, our CFO purchased an additional 109,590 membership interests in Olfert #11-4 for a payment of $109,590.

On October 26, 2022, we borrowed $150,000 from our CFO pursuant to a demand note bearing an annual interest rate of 10%. The note is secured by a pledge of all of the interests in our wholly-owned subsidiary Lustre Oil Company LLC.

In February 2023, our Chief Financial Officer made several advances to us, totaling $50,000. The advances were not made pursuant to a promissory note, and are not secured. On March 15, 2023, we received a loan of $30,000 from our Chief Financial Officer. During April and May of 2023, our Chief Financial Officer advanced another $62,099. The total amount of these advances aggregate to $292,099. We expect that these amounts will be incorporated into the October 26, 2022 demand note described above.

Director Independence.

Both Mr. Price and Mr. Beckham serve as “independent” directors based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual consolidated financial statements and the review of consolidated financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $134,970 for the fiscal year ended May 31, 2023 and $110,270 for the fiscal year ended May 31, 2022. Weaver and Tidwell, L.L.P. provided our audit for the year ended 2022 and BF Borgers CPA PC provided our audit for the year ended 2023. The firms engaged during 2023 and 2022, respectively, provided no other services, other than those listed above for their respective years.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under paragraph (1) above was $0.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2023 and 2022 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $9,476 and $19,418, respectively.

(4) All Other Fees

During the last two fiscal years ending May 31, 2023 and 2022, respectively there were $0 fees charged by the principal accountants other than those disclosed in (1), (2) and (3) above.

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

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

10.1	Letter Agreement dated October 16, 2009 between the Company and Mark See, CEO, regarding CEO compensation package, included as Exhibit 10.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

10.2	Letter Agreement dated October 20, 2009 between the Company and Bradley E. Sparks regarding CFO compensation package, included as Exhibit 10.2 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

10.3	Letter Agreement dated October 16, 2013 between the Company and Christopher E. Lindsey, General Counsel and Secretary, regarding compensation, included as Exhibit 10.3 to our Form 10-K filed August 29, 2014 and incorporated herein by reference.

10.4	Purchase Agreement, included as Exhibit 10.1 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.5	Amended and Restated Form of Warrant to Purchase Stock of Laredo Oil, Inc. (amending Form of Warrant to Purchase Stock of Laredo Oil, Inc. included as Exhibit 10.2 in our Current Report on Form 8-K filed June 9, 2010)., included as Exhibit 10.1 to our Form 10-Q filed October 17, 2011 and incorporated herein by reference.

10.6	Form of Subordinated Convertible Promissory Note, included as Exhibit 10.3 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.7	Securities Purchase Agreement, dated as of July 26, 2010, among the Company and each Purchaser identified on the signature pages thereto, included as Exhibit 10.1 to our Form 8-K filed July 28, 2010 and incorporated herein by reference.

10.8	Amended and Restated Form of Common Stock Purchase Warrant (amending Form of Common Stock Purchase Warrant included as Exhibit 10.7 in our Current Report on Form 8-K filed June 20, 2011), included as Exhibit 10.2 to our Form 10-Q dated October 17, 2011 and incorporated herein by reference.

10.9	Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed November 24, 2010 and incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules - continued

10.10	Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed November 24, 2010), included as Exhibit 10.1 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.11	Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed April 8, 2011 and incorporated herein by reference.

10.12	Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed April 12, 2011), included as Exhibit 10.2 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.13	Laredo Oil, Inc. 2011 Equity Incentive Plan, included as Exhibit 4.1 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.14	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Stock Option Award Certificate, included as Exhibit 4.2 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.15	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Restricted Stock Award Certificate, included as Exhibit 4.3 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.16	Amended and Restated Laredo Management Retention Plan dated as of October 11, 2012, included as Exhibit 10.1 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.17	Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC., included as Exhibit 10.16 to our Form 10-K filed on August 29, 2012 and incorporated by reference herein.

10.18	Amendment to Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC, included as Exhibit 10.2 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.19	Limited Liability Company Agreement of Laredo Royalty Incentive Plan, LLC, dated as of October 11, 2012, included as Exhibit 10.3 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.20	Form of Restricted Common Unit Agreement for Laredo Royalty Incentive Plan, LLC., included as Exhibit 10.4 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.21	Note dated April 28, 2020 executed by Laredo Oil, Inc. in favor of IBERIABANK, included as Exhibit 10.1 to our Form 8-K filed May 1, 2020 and incorporated herein by reference.

10.22	Limited Liability Company Agreement of Cat Creek Holdings LLC, a Montana limited liability company, dated effective as of June 30, 2020, executed by the Company, Lipson Investments LLC and Viper Oil & Gas, LLC, included as Exhibit 10.22 to our Form 10-K filed on August 31, 2020, and incorporated herein by reference.

10.23	Asset Purchase and Sale Agreement dated as of July 1, 2020, by and between Carrell Oil Company and Cat Creek Holdings LLC, included as Exhibit 10.23 to our Form 10-K filed on August 31, 2020, and incorporated herein by reference.

10.24	Securities Purchase Agreement dated as of December 31, 2020, by and among the Company, Alleghany Corporation, Stranded Oil Resources Corporation and SORC Holdings LLC, included as Exhibit 10.1 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference.

10.25	Consulting Agreement dated as of December 31, 2021, by and between the Company and Alleghany Corporation, included as Exhibit 10.2 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference.

10.26	Consolidated Amended and Restated Senior Promissory Note dated as of December 31, 2020, executed by the Company for the benefit of Alleghany Corporation, included as Exhibit 10.3 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules - continued

10.27	Security Agreement dated as of December 31, 2020, executed by the Company for the benefit of Alleghany Corporation, included as Exhibit 10.4 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference

10.28	Note dated effective as of February 3, 2021, executed by the Company in favor of First Horizon Bank, included as Exhibit 10.5 to our Form 10-Q filed on April 19, 2021, and incorporated herein by reference.

14.1	Code of Ethics for Employees and Directors, included as Exhibit 14.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference

23.1	Consent of Independent Registered Public Accounting Firm – BF Borgers CPA PC

23.2	Consent of Independent Registered Public Accounting Firm – Weaver and Tidwell, L.L.P.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the “Registrant”)

Date: September 13, 2023	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 13, 2023	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 13, 2023	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: September 13, 2023	By:	/s/ Donald Beckham
Donald Beckham
Director

Date: September 13, 2023	By:	/s/ Michael H. Price
Michael H. Price
Director

LAREDO OIL, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Laredo Oil, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Laredo Oil, Inc. (the "Company") as of May 31, 2023, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or are required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/s/ BF Borgers CPA PC

BF Borgers CPA PC. (PCAOB 5041)

We have served as the Company's auditor since 2022

Lakewood, Colorado

September 13, 2023

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

Dallas, Texas

September 13, 2022

Laredo Oil, Inc.
Consolidated Balance Sheets

	May 31,	May 31,
	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$13,754	$109,183
Receivables	-	-
Receivables – related party	1,779	1,779
Prepaid expenses and other current assets	36,549	22,235
Total Current Assets	52,082	133,197

Property and Equipment
Oil and gas acquisition and drilling costs	4,547,740	2,764,477
Property and equipment, net	209,182	410,136
Total Property and Equipment, net	4,756,922	3,174,613

Other assets	30,000	30,000
Equity method investment – Olfert	37,630	19,435
Equity method investment – Cat Creek	249,493	344,704

TOTAL ASSETS	$5,126,127	$3,701,949

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,197,975	$1,242,905
Accrued payroll liabilities	2,262,450	1,739,819
Accrued interest	210,414	33,329
Deferred well development costs	1,799,260	1,083,822
Convertible debt, net of debt discount and debt issuance costs	839,798	335,038
Revolving note	933,000	62,858
Note payable – related party	292,099	136,479
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	449,624	328,613
Total Current Liabilities	9,602,554	5,580,797

Asset retirement obligation	67,938	61,762
Long-term note, net of current portion	536,974	857,339
Total Noncurrent Liabilities	604,912	919,101

TOTAL LIABILITIES	10,207,466	6,499,898

Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 and 90,000,000 shares authorized; 66,220,206 and 54,514,765 issued and outstanding as of May 31, 2023 and 2022	6,622	5,451
Additional paid in capital	9,990,378	9,179,088
Accumulated deficit	(15,078,339)	(11,982,488)

Total Stockholders’ Deficit	(5,081,339)	(2,797,949)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,126,127	$3,701,949

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	May 31, 2023	May 31, 2022
Revenue – related party and other	$-	$667,608

Direct costs	-	1,286,244

Gross profit (loss)	-	(618,636)

General, selling and administrative expenses	1,996,695	1,175,674
Consulting and professional services	773,590	404,395
Total Operating Expense	2,770,285	1,580,069

Operating loss	(2,770,285)	(2,198,705)

Other income/(expense)
Other non-operating income	74,225	131,153
Income from PPP loan forgiveness and employee retention	122,682	1,292,396
Equity method gain (loss)	(95,454)	15,421
Interest expense	(443,219)	(136,112)

Net loss	$(3,112,051)	$(895,847)

Net loss per share, basic and diluted	$(0.05)	$(0.02)

Weighted average number of basic and diluted common shares outstanding	57,073,239	54,514,765

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statement of Stockholders’ Deficit
For the Years Ended May 31, 2023 and 2022

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance at May 31, 2021	54,514,765	$5,451	-	$-	$8,844,592	$(11,086,641)	$(2,236,598)

Share based compensation	-	-	-	-	278,578	-	278,578

Beneficial conversion feature of convertible debt	-	-	-	-	55,918	-	55,918

Net Loss	-	-	-	-	-	(895,847)	(895,847)

Balance at May 31, 2022	54,514,765	$5,451	-	$-	$9,179,088	$(11,982,488)	$(2,797,949)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit

Balance at May 31, 2022	54,514,765	$5,451	-	$-	$9,179,088	$(11,982,488)	$(2,797,949)

Cumulative effect of accounting changes	-	-	-	-	(55,918)	16,200	(39,718)

Share based compensation	-	-	-	-	161,984	-	161,984

Restricted stock issued to consultants	1,272,574	127	-	-	187,130	-	187,257

Issuance of shares upon debt conversion	4,370,081	437	-	-	251,381	-	251,818

Proceeds from issuance of shares	6,062,886	607	-	-	266,713	-	267,320

Net Loss	-	-	-	-	-	(3,112,051)	(3,112,051)

Balance at May 31, 2023	66,220,306	$6,622	-	$-	$9,990,378	$(15,078,339)	$(5,081,339)

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2023	May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,112,051)	$(895,847)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation expense	161,984	278,578
Restricted stock expense	187,257	-
Income from PPP loan forgiveness	-	(1,292,396)
Amortization of debt discount	112,066	66,710
Equity method (income)/loss	95,454	(15,421)
Depreciation	39,722	55,811
Accretion expense	6,176	-
Gain on sale of assets	(72,704)	-
Changes in operating assets and liabilities:
Receivables	-	168,522
Receivables from related party	-	(1,779)
Prepaid expenses and other current assets	(14,314)	214,915
Accounts payable and accrued liabilities	150,132	104,041
Accrued payroll liabilities	620,391	180,536
Accrued interest	185,515	31,743
Deferred revenue	-	(95,373)

NET CASH USED IN OPERATING ACTIVITIES	(1,640,372)	(1,199,960)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in property, plant and equipment	(303)	(58,224)
Investment in oil and gas field acquisition and drilling costs	(978,325)	(1,365,627)
Investment in equity method investment	(18,438)	-
NET CASH USED IN INVESTING ACTIVITIES	(997,066)	(1,423,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	1,142,423	527,500
Repayment of convertible debt	(546,059)	(185,625)
Proceeds from note payable – related party	292,099	136,479
Proceeds from revolving note	998,000	62,858
Repayment of revolving note	(127,858)	-
Proceeds from prefunded billing costs	715,438	1,000,000
PPP loan repayments	(199,354)	(4,868)
Proceeds from sale of common stock	267,320	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,542,009	1,536,344

Net change in cash and cash equivalents	(95,429)	(1,087,467)

Cash and cash equivalents at beginning of period	109,183	1,196,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,754	$109,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$95,897	$37,666
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$804,938	$955,043
Long-lived assets in exchange for reduction in deferred compensation	$97,760	-
Sale of assets in exchange for note payable repayment	$136,479	-
Conversion of convertible debt to common stock	$251,818	-
Asset retirement obligation	$-	$61,762

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements have been prepared by management of Laredo Oil, Inc. (“the Company”).

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.0001 par value. On October 21, 2009 the name was changed to “Laredo Oil, Inc.” During May 2023, the Company board of directors voted to increase the authorized common stock to 120,000,000 shares at $0.0001 which was confirmed by a majority of the shares then outstanding.

Laredo Oil, Inc. (“the Company”) is an oil exploration and production (“E&P”) company primarily engaged in acquisition and exploration efforts for mineral properties. From its inception through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. After a change in control in October 2009, the Company shifted its focus to locating mature oil fields, with the intention of acquiring those oil fields and recovering stranded oil using enhanced oil recovery (“EOR”) methods. However, the Company was unable to raise the capital required to purchase any suitable oil fields. On June 14, 2011, the Company entered into several agreements with Stranded Oil Resources Corporation (“SORC”), a wholly owned subsidiary of Alleghany Corporation (“Alleghany”), (collectively, the “2011 SORC Agreements”), to seek recovery of stranded crude oil from mature, declining oil fields by using the EOR method known as Underground Gravity Drainage, or UGD. Operating under the 2011 SORC Agreements until December 31, 2020, the Company was a management services company managing the acquisition and conventional operation of mature oil fields and the further recovery of stranded oil from those fields using EOR methods for its sole customer, SORC.

Pursuant to a Securities Purchase Agreement, by and among the Company, Alleghany, SORC, and SORC Holdings LLC, a wholly-owned subsidiary of the Company (“SORC Holdings”), SORC Holdings purchased all of the issued and outstanding shares of SORC stock (the “SORC Shares”) in a transaction that closed on December 31, 2020 (the “SORC Purchase Transaction”). In connection with the SORC Purchase Transaction, the 2011 SORC Agreements were terminated effective as of December 31, 2020.

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

During the period from June 14, 2011 through December 31, 2020 when the 2011 SORC Agreements were in effect, Company management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing UGD projects, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon the knowledge gained, as of May 31, 2023, the Company has identified and acquired 45,766 gross acres and 38,153 net acres of mineral property interests in Montana. The Company drilled one exploratory well during May 2022 which has been shut-in pending gaining access to a salt water disposal well allowing economically feasible water disposal. The Company plans to continue to develop the field as funding allows.

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

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the LLC Agreement, the Company invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek is managed by a Board of Directors consisting of four directors, two of which shall be designated by the Company.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement effective as of October 2021 (“NPI Agreement”) with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4, (the “Well”) under the Erehwon Acquisition and Participation Agreement (“APA”). In connection with the NPI Agreement, the Company was credited a contribution totaling $59,935 of well development costs as determined per agreement with Olfert on behalf of Olfert Holding representing a 5.5% interest in the entity as of May 31, 2022 based on the carrying value of assets contributed to Olfert. The total investment recorded by Laredo was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded at the Olfert level and the investment recorded by Laredo is due to the investment at Laredo being recorded at the carrying value of the assets contributed. As Laredo also currently serves as the manager of Olfert, the Company exercises significant influence. Accordingly, the amount paid is recorded as an equity method investment as of May 31, 2023. See further disclosures in Note 9.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. The accompanying financial statements have been prepared on a consolidated basis and reflect the accounts of Laredo Oil and its subsidiaries after elimination of intercompany balances and transactions.

BASIC AND DILUTED LOSS PER SHARE

The Company’s basic earnings per share (“EPS”) amounts have been computed based on the weighted-average number of shares of common stock outstanding for the period. For the years ended May 31, 2023 and 2022, all options and warrants potentially convertible into common equivalent shares are considered antidilutive and have been excluded in the calculation of diluted earnings per share.

EQUITY METHOD INVESTMENT

Investments classified as equity method consist of investments in companies in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income with a two-month lag. Accordingly, the financial results for the equity investment are reported through March 31, 2023. No impairments were recognized for the Company’s equity method investment during the year ended May 31, 2023. See Note 16.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

REVENUE RECOGNITION

Related Party Revenue

The Company and Alleghany entered into a Consulting agreement (see Note 1), where Alleghany is obligated to pay the Company a total of $1,144,471, in quarterly payments beginning January 1, 2021, in consideration for making certain individuals available for their advice, assistance and support in connection with the oil and gas industry and any questions, issues or matters arising from Alleghany’s previous ownership of SORC. Two individuals are committed for a one-year period ending December 31, 2021, and one individual is committed for a three-year period ending December 31, 2023. The Company’s management believes that any work necessary under this obligation was completed by December 31, 2021, and is recognizing revenue on a monthly basis over the year ended December 31, 2021. The Company does not have any revenue sources and has not earned and recorded revenue during the fiscal year ending May 31, 2023. Other revenue fees of $0 and $667,608, respectively, were recognized for the years ended May 31, 2023 and 2022.

CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2023 and 2022. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

RECEIVABLES

Receivables as of May 31, 2022 and 2023 represent balances arising from employee expense reports.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are primarily comprised of prepaid audit fees which are recorded on a quarterly basis and amortized to expense upon work performance each quarter and prepaid directors’ and officers’ insurance which is recorded and amortized to expense over the 12-month contract life.

OIL AND GAS ACQUISITION AND DRILLING COSTS

Oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the company’s Wells and Related Equipment and Facilities accounts. Absent proved reserves, the deferred costs of the well, net of salvage, are charged to expense. All costs of wells drilled to develop proved reserves, along with all costs of equipment necessary to produce and handle the hydrocarbons, are capitalized even if a development well proves dry. Costs are reviewed to determine if impairment has occurred. The Company has incurred oil and gas acquisition and drilling costs totaling $4,547,740 and 2,764,477 during the years ended May 31, 2023 and 2022, respectively.

	May 31,	May 31,
	2023	2022
Intangible and tangible drilling costs	$3,410,832	$1,919,729
Acquisition costs	1,136,908	844,748

Oil and gas acquisition and drilling costs	$4,547,740	$2,764,477

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

	May 31,	May 31,
	2023	2022
Vehicles and equipment	$251,990	$479,900
Less: Accumulated depreciation	42,808	69,764

Property and equipment, net	$209,182	$410,136

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

In accordance with the Securities Purchase Agreement, Laredo agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing. The Company has not attributed a value to this potential liability in the preliminary purchase price allocation as eligible revenues or net profits do not currently exist and are not estimable. The contingent consideration continues to have no estimated value as of May 31, 2023. If circumstances change within the seven-year period ending December 31, 2027, the amount will be adjusted with gains and losses recorded as other income/expense.

For the years ended May 31, 2023 and 2022, respectively, SORC recognized no revenues and $0 and $12,439 interest expense recorded related to the debt discount amortization and $41,766 and $12,782 interest expense on the note payable, included in the Consolidated Statement of Operations.

NOTE 5 – ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS

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

The Company’s asset retirement obligation was established in May 2022, when it commenced drilling the Olfert#11-4 well in the Lustre oil field. At May 31, 2023 and May 31, 2022, the asset retirement obligation totaled $67,938 and $61,762, respectively.

The Company’s cash flow estimate for the asset retirement obligation is based upon the assumption of a 25-year expected life of the well, discounted using a credit-adjusted risk-free interest rate of 10%.

The Company’s accretion expense totaling $6,176 was recorded in the year ending May 31, 2023. Since drilling of the Olfert#11-4 well commenced in May 2022, the Company recorded no accretion expense as of May 31, 2022.

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

NOTE 7 – EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. For the years ended May 31, 2023 and 2022, respectively, options to purchase 5,925,000 and 5,275,000 shares of common stock, and 9,052,453 and 928,333 shares underlying convertible debt outstanding, were not included in the computation of diluted earnings/(loss) per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2023	2022
Numerator - net loss attributable to common stockholders	$(3,112,051)	$(895,847)

Denominator - weighted average number of common shares outstanding	57,073,239	54,514,765

Basic and diluted earnings/(loss) per common share	$(0.05)	$(0.02)

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

On June 22, 2022, the Company assigned to the Company’s Chief Financial Officer the right to purchase up to 356,243 of the 500,000 membership interests in Olfert #11-4 in exchange for the Company’s Chief Financial Officer’s payment of $356,243 of the Company’s capital commitment to Olfert #11-4.

On October 26, 2022, the Company borrowed $150,000 from the Company’s Chief Financial Officer pursuant to a demand note bearing an annual interest rate of 10%. The demand note is secured by all of the Company’s interests in Lustre, pursuant to the terms of a Membership Interest Pledge Agreement.

In February 2023, the Company’s Chief Financial Officer made several advances to the Company, totaling $50,000. The advances were not made pursuant to a promissory note, and the advances are not secured. On March 15, 2023, the Company received a loan of $30,000 from the Company’s Chief Financial Officer. During April and May 2023, the Company’s Chief Financial Officer advanced another $62,099.10. Total advances aggregate to $292,099.10.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

The fair value of the stock option grants, as of the respective grant date, during the years ending May 31, 2023 and 2022 amounted to approximately $123,487 and $278,578, respectively. The weighted average assumptions used in calculating these values were based on the following:

	2023	2022
Risk-free interest rate	2.94%	1.85%
Expected dividend yield	0%	0%
Expected volatility	315.1%	314.9%
Expected life of options	6.0 years	6.0 years

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

The Company recorded share-based compensation for stock option grants totaling $161,984 and $278,578 in general, selling and administrative expense during the year ended May 31, 2023 and 2022, respectively.

Stock Options

As of May 31, 2023 and 2022, there were 618,776 and 1,143,761 unvested and unrecognized shares. As of May 31, 2023, unrecognized compensation cost related to nonvested stock options amounted to $45,287 which is expected to be recognized over the next two years.

The following table summarizes information about options granted during the years ended May 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2021	4,300,000	$0.94
Options granted and assumed	4,175,000	0.10
Options expired	(1,500,000)	2.00
Options cancelled, forfeited	(1,700,000)	0.36
Options exercised	-	-

Balance, May 31, 2022	5,275,000	$0.16
Options granted and assumed	650,000	0.19
Options expired	-	-
Options cancelled, forfeited	-	-
Options exercised	-	-

Balance, May 31, 2023	5,925,000	$0.16

All stock options are exercisable upon vesting. As of May 31, 2023, there were 5,306,224 vested options outstanding.

As of May 31, 2023 and 2022, 5,925,000 and 5,275,000 options are outstanding at a weighted average exercise price of $0.16 and $0.16, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT - continued

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

As compensation to Dawson for the services provided under the Advisory Agreement, the Company is obligated to pay Dawson $30,000 per calendar quarter, with the first such payment being paid one day after the date of execution, and each subsequent payment being due three months after the previous payment. The Company made the first $30,000 payment in July 2022. The Company also agreed to issue to Dawson 2,600,000 shares of the Company’s common stock, payable in four installments of (i) 1,000,000 shares issued within three business days after the date of the Advisory Agreement, (ii) 550,000 shares for the subsequent quarter, and (iii) 525,000 shares for each of the remaining two quarters of the term of the Advisory Agreement. The first 1,000,000 restricted shares were issued in July 2022. During the twelve months ending May 31, 2023, the Company recorded advisory service fees totaling $160,000 with respect to the 1,000,000 shares of the Company’s common stock issued pursuant to the Advisory Agreement. After the first $30,000 payment and issuance of 1,000,000 shares of common stock, the Advisory Agreement has been suspended indefinitely.

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

In April 2022, the Company entered into a consulting agreement with an individual for corporate structuring and strategic planning and compliance services. Pursuant to this agreement, the Company agreed to compensate the consultant with cash and restricted shares of the Company’s common stock, which shares vest equally over the 12-month term of the consulting agreement. During the twelve months ending May 31, 2023, the Company recorded $27,257 in professional fees with respect to the issuance of the first two tranches of 272,474 restricted shares. The consulting agreement was terminated in July 2022.

The Company granted no shares of restricted stock during fiscal year 2023.

NOTE 10 – NET PROFITS INTEREST AGREEMENT

The Company and Lustre executed the NPI Agreement with Erehwon and Olfert Holdings in January 2022, to be effective as of October 2021. The NPI Agreement was executed for the purpose of funding the Olfert Well under the Erehwon APA. The NPI Agreement grants Olfert Holdings an “Applicable Percentage” of available funds from the Olfert Well in exchange for Olfert Holdings funding development of the Olfert Well. The “Applicable Percentage” is defined in the NPI Agreement as 90% prior to Payout and 50% after Payout, with “Payout” being defined as the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings, dated to be effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company has agreed to make a $500,000 capital contribution, out of a total of $1,500,000 to be raised by Olfert Holdings. During October and November of 2021, the Company received advance payments totaling $1.0 million from four investors, through Lustre, pursuant to the NPI Agreement. The Company was credited with $59,935 of well development costs as part of its capital contribution under the Olfert Holding Operating Agreement. In May 2022, a vendor made an in-kind capital contribution of $83,822 to Olfert Holdings in the form of services rendered. In June 2022, the Company’s Chief Financial Officer invested $356,243 in Olfert Holdings pursuant to the NPI Agreement. These contributions fulfilled the Company’s initial capital contribution commitment under the Olfert Holdings Operating Agreement. On August 3, 2022, the Company, as Manager of Olfert Holdings, issued a capital call to the investors in Olfert Holdings for payment of an additional $461,440 to cover expenses that Lustre is obligated to pay pursuant the NPI Agreement. As of May 31, 2023, the investors had paid $358,747 of that capital call. As of May 31, 2023, Lustre had incurred approximately $3,300,000 in expenses related to the development of the Olfert Well. The Olfert Well has exceeded its original budget, and there are certain construction costs that have not been satisfied. To pay the amounts owed, the Company issued another capital call to the investors in Olfert Holdings to pay an additional $1.7 million. The investors did not have an obligation to make further investments, and Olfert Holdings did not raise the requested additional amount from that capital call. Subsequently, several unpaid contractors have attached mechanic liens on the Olfert Well. One creditor has filed a lawsuit for payment against Lustre, the operator of the Olfert Well in Montana. The Company believes that the Olfert Well is still economically viable, and it intends to attempt to raise sufficient additional capital, complete the Olfert Well, and pay all amounts owed to contractors.

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings. The total investment in Olfert Holdings recorded by the Company was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed by the Company. In connection with the August 2022 capital call, the Company contributed an additional $18,438 to Olfert Holdings resulting in a 4.2% interest in Olfert Holdings as of May 31, 2023. As the Company currently serves as the initial manager of Olfert Holdings, the Company exercises significant influence over Olfert Holdings. Accordingly, the amount the Company paid to Olfert Holdings is recorded as an equity method investment as of May 31, 2023.

NOTE 11 – NOTES PAYABLE

Convertible Debt

In March, April and May of 2023, the Company entered into Securities Purchase Agreements with an accredited investor, pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $212,025 (the “Convertible Notes”), receiving $180,000 in net cash proceeds. The Convertible Notes had an original issue discount of $19,275. The Company deducted $12,750 in additional debt issue costs from the gross proceeds it received from the Convertible Notes. The Company is amortizing a total of $32,025 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

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

NOTE 11 – NOTES PAYABLE - continued

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

In May 2023, the Company repaid $140,250 in principal and $27,410 in related accrued interest and prepayment penalty interest pursuant to two separate Convertible Notes entered into on November 7, and November 22, 2022.

During April and May of 2023, the Company repaid the $55,000 in principal and $10,372 in related accrued interest and prepayment penalty interest pursuant to a Convertible Note entered into on October 13, 2022. To satisfy the obligation, in addition to the interest payments, the Company repaid $23,360 principal in cash and issued to the note holder 1,000,000 shares of the Company’s common stock at an average price of $0.03164 per share.

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

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note, dated March 23, 2023, in the aggregate principal amount of $100,000 (the “Note”). The Note will accrue interest on the outstanding principal sum at the rate of 12.0% per annum and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the Lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000.

NOTE 11 – NOTES PAYABLE - continued

12% One Year Promissory Notes

On May 20, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $200,200 and received $175,000 in net cash proceeds.   On January 5, 2023, the note was satisfied in full with a final payment of $67,266. The promissory note had an original issue discount of $21,450 and $3,750 in debt issue costs were deducted from the gross proceeds. The Company was amortizing the total of $25,200 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note was due one year following the date of issuance, and accrued interest at 12% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal was due in ten equal monthly payments of $22,422.40, starting on July 15, 2022. In the event of default (including a missed payment), the note was convertible at the option of the investor into shares of the Company’s common stock at a discount of 25% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

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

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek Holdings, LLC.

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. Pursuant to this Note Purchase Agreement, during September, October and November 2022, the Company issued three promissory notes in the aggregate principal amount of $290,000 and accrued interest at 10% per annum, later increased to 12% per annum. In December 2022, January 2023 and February 2023, the Company issued three additional promissory notes totaling $250,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount. The promissory notes accrue interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and are convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025.

Revolving Note

On May 25, 2022, the Company entered into a Revolving Credit Note (the “Revolving Note”) with AEI Management, Inc. (“AEI”), with a maximum draw amount of $1,500,000.00. In May 2022 and June 2022, the Company borrowed $62,858 and $48,000, respectively, under the Revolving Note. The Revolving Note had a maturity date of May 1, 2023, or such later date as requested by the Company and agreed in writing by AEI in its sole discretion. On May 22, 2023, the Revolving Note principal of $110,858 and accrued interest of $19,510 was paid and the Revolving Note canceled.

NOTE 11 – NOTES PAYABLE - continued

Alleghany Notes

	May 31,	May 31,
	2023	2022
Total note payable – Alleghany	$617,934	$617,934

Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bears no interest until January 1, 2022 whereupon the interest rate increases to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, if the loan is not paid prior to December 31, 2022, the revenue royalty as defined in the Purchase Agreement will be increased from 5% to 6%. As of May 31, 2023 and 2022, the Senior Consolidated Note is recorded as current.

Paycheck Protection Program Loan

	May 31,	May 31,
	2023	2022
Total PPP Loan	$986,598	$1,185,952
Less amounts classified as current	449,624	328,613

PPP loan, excluding current portion	$536,974	$857,339

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the consolidated financial statements for the twelve-months ended May 31, 2023 and 2022. The Company’s tax returns for the fiscal years ended May 31, 2015 through 2022 remain subject to examination by the tax authorities.

The components of the Company’s deferred tax asset as of May 31, 2023 and 2022 are as follows:

	2023	2022
Net operating loss	$1,162,438	$658,225
Stock compensation	387,402	348,104
Deferred compensation	456,576	356,648
Other	(13,565)	(27,123)
Valuation allowance	(1,992,851)	(1,335,854)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2023	2022
Tax at statutory rate (21%)	$(653,530)	$(188,128)
Effect of non-taxable and non-deductible permanent differences	8,253	(263,296)
Effect of change in statutory tax rate	-	-
Other	(11,720)	99,192
Increase/(decrease) in valuation allowance	656,997	352,232
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2030 and 2043. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

No office leases currently extend beyond one year. Rent expense amounted to $645 and $633 for each of the years ending May 31, 2023 and 2022.

Revenue Royalty

In accordance with the Securities Purchase Agreement, Laredo agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years after the closing, December 31, 2020.

NOTE 14 – EQUITY METHOD INVESTMENTS

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

NOTE 14 – EQUITY METHOD INVESTMENT - continued

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the May 31, 2023 period presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag. Results of operations are excluded for periods prior to acquisition.

Balance Sheet:	As of May 31, 2023	As of May 31, 2022
Current Assets	$82,890	$343,188
Non-current Assets	941,340	926,464
Total Assets	$1,024,230	$1,269,652

Current Liabilities	$83,342	$154,384
Non-current Liabilities	441,901	425,860
Shareholders’ equity	498,988	689,408
Total Liabilities and Shareholders’ Equity	$1,024,230	$1,269,652

Results of Operations:	Year Ended May 31, 2023	Year Ended May 31, 2022
Revenue	$748,424	$856,935
Gross Profit	76,359	180,769
Net Loss/Income	$(190,421)	$30,842

Olfert 11-4 Holdings

The following table provides summarized financial information for the Company’s ownership interest in Olfert #11-4 Holding accounted for under the equity method for the May 31, 2023 period presented and has been compiled from respective company financial statements and reflects certain historical adjustments. Results of operations are excluded for periods prior to acquisition. See Note 9 for further information.

Balance Sheet:	As of May 31, 2023	As of May 31, 2022
Current Assets	$508	$996
Non-current Assets	1,859,793	1,143,757
Total Assets	$1,859,793	$1,144,753

Accounts Payable	5,750	-
Shareholders’ equity	1,853,593	1,144,753
Total Liabilities and Shareholders’ Equity	$1,859,703	$1,144,753

Results of Operations:	Year Ended May 31, 2023	Year Ended May 31, 2022
Revenue	$-	$-
Gross Profit	-	-
Net Loss	$(5,790)	$(4)

NOTE 15 – SUBSEQUENT EVENTS

During June and July, 2023, the individual accredited investor holding the Secured Promissory Note, dated March 23, 2023 described in NOTE 11—NOTES PAYABLE, contributed an additional $87,061 under the Note, bringing the aggregate principal amount to $270,061.

During June 2023, the Company entered into an additional $80,000 of secured convertible promissory notes increasing the aggregate principal issued to $620,000 under the $7.5 million Note Purchase Agreement dated September 23, 2022.

On June 1, 2023, The Company filed a First Amended Complaint in the Montana Seventeenth Judicial District Court. See NOTE 13 – COMMITMENTS AND CONTINGENCIES.