Form 10-Q
period 2023-08-31
Laredo Oil, Inc.
filed 2023-10-23
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2023

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

As of October 16, 2023, the registrant had 67,619,066 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2023. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on September 13, 2023. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 2023, and the results of its operations and cash flows for the three-month period then ended, have been included. The results of operations for the three-month period ended August 31, 2023 are not necessarily indicative of the results for the full year ending May 31, 2024.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2023 (unaudited)	2023
ASSETS
Current Assets
Cash and cash equivalents	$2,951	$13,754
Other Receivable	175,000	-
Receivables – related party	-	1,779
Prepaid expenses and other current assets	35,359	36,549
Total Current Assets	213,310	52,082

Property and Equipment
Oil and gas acquisition and drilling costs	4,434,055	4,547,740
Property and equipment, net	204,700	209,182
Total Property and Equipment, net	4,638,755	4,756,922

Other assets	30,000	30,000
Equity method investment – Olfert	37,630	37,630
Equity method investment – Cat Creek	228,832	249,493

TOTAL ASSETS	$5,148,527	$5,126,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,180,468	$2,197,975
Accrued payroll liabilities	2,491,328	2,262,450
Accrued interest	278,576	210,414
Deferred well development costs	1,799,260	1,799,260
Convertible debt, net of debt discount and debt issuance costs	878,388	839,798
Revolving note	1,035,061	933,000
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	528,568	449,624
Total Current Liabilities	10,101,682	9,602,554

Asset retirement obligation	69,482	67,938
Long-term note, net of current portion	456,382	536,974
Total Noncurrent Liabilities	525,864	604,912

TOTAL LIABILITIES	10,627,546	10,207,466

Commitments and Contingencies (Note 13)	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 shares authorized; 66,220,206 issued and outstanding as of August 31, 2023 and May 31, 2023	6,622	6,622
Additional paid in capital	10,711,488	9,990,378
Accumulated deficit	(16,197,129)	(15,078,339)

Total Stockholders’ Deficit	(5,479,019)	(5,081,339)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,148,527	$5,126,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2023	August 31, 2022
Revenue	$-	$-

Direct costs	-	-

Gross profit (loss)	-	-

General, selling and administrative expenses	1,177,124	592,380
Consulting and professional services	174,618	335,353
Total Operating expenses	1,351,742	927,733

Operating loss	(1,351,742)	(927,733)

Other income (expense)
Other non-operating income	175,000	1,521
Gain on sale of assets	175,000	22,364
Income from employee retention credit	-	122,682
Equity method loss	(20,662)	(10,905)
Interest expense, net	(96,386)	(82,554)

Net income/(loss)	$(1,118,790)	$(874,625)

Net income/(loss) per share, basic and diluted	$(0.02)	(0.02)

Weighted average number of basic and common shares outstanding	66,220,306	55,200,901

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
For the three months ended August 31, 2023

Balance as of May 31, 2023	66,220,306	$6,622	-	-	$9,990,378	$(15,078,339)	$(5,081,339)

Stock based compensation	-	-	-	-	721,110	-	721,110

Net Income	-	-	-	-	-	(1,118,790)	(1,118,790)

Balance as of August 31, 2023	66,220,306	$6,622	-	-	$10,711,488	$(16,197,129)	$(5,479,019)

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
For the three months ended August 31, 2022

Balance as of May 31, 2022	54,514,765	$5,451	-	-	$9,179,088	$(11,982,488)	$(2,797,949)

Restricted stock issued to consultants	1,272,574	127	-	-	187,130	-	187,130

Stock based compensation	-	-	-	-	133,110	-	133,110

Cumulative effect of accounting change	-	-	-	-	(55,918)	16,200	(39,718)

Net Income	-	-	-	-	-	(874,625)	(874,625)

Balance as of August 31, 2022	55,787,339	$5,578	-	-	$9,443,410	$(12,840,913)	$(3,391,925)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2023	August 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,118,790)	$(874,625)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Restricted stock expense	-	187,257
Stock based compensation expense	721,110	133,110
Depreciation expense	5,100	12,875
Accretion expense	1,544	1,544
Amortization of debt discount	13,578	21,708
Equity method (loss)/income	20,662	10,905
Gain on sale of assets	(175,000)	(22,364)
Change in operating assets and liabilities
Receivables -related party	1,779	-
Prepaid expenses and other current assets	1,190	(2,936)
Accounts payable and accrued liabilities	158,405	(33,865)
Accrued payroll	228,878	143,526
Accrued interest	68,162	20,710
NET CASH USED IN OPERATING ACTIVITIES	(73,382)	(402,155)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in equity method investment	-	(18,438)
Investment in property, plant and equipment	-	(303)
Acquisition of oil and gas assets	(62,846)	(930,710)

NET CASH USED IN INVESTING ACTIVITIES	(62,846)	(949,451)

Repayment of convertible debt	(59,988)	(89,698)
Proceeds from notes payable and revolving note	187,061	798,000
Proceeds from prefunded drilling costs	-	715,438
PPP loan repayments	(1,648)	(64,619)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	125,425	1,359,121

Net increase (decrease) in cash and cash equivalents	(10,803)	7,515

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,754	109,183

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,951	$116,698

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	175,913	474,750
Interest paid	14,642	29,584
Sale of assets in exchange for note payable repayment	-	136,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements have been prepared by the management of Laredo Oil, Inc. (“the Company”).

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” On October 21, 2009, the Company changed its name to “Laredo Oil, Inc.”

The Company is an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From its inception in March 2008 through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, the Company shifted its focus to locating mature oil fields, with the intention of acquiring those oil fields and recovering stranded oil using enhanced recovery methods. From June 14, 2011 to December 31, 2020, the Company was a management services company, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for its then sole customer, Stranded Oil Resources Corporation, or SORC, then a wholly owned subsidiary of Alleghany Corporation. The Company performed those services in exchange for a quarterly management fee and the reimbursement from SORC of its employee related expenses, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the Securities Purchase Agreement with Alleghany described below.

On December 31, 2020, the Company entered into a Securities Purchase Agreement with Alleghany Corporation. Under that agreement, the Company purchased all the issued and outstanding shares of SORC. Currently, there are no ongoing operations being conducted by SORC.

Under the Securities Purchase Agreement with Alleghany, the Company also entered into a Consulting Agreement, under which Alleghany paid the Company an aggregate of approximately $1.245 million during calendar year 2021 in exchange for providing Alleghany with one to three years of consulting services from certain of the Company’s employees, including Mark See, its Chief Executive Officer.

Alleghany no longer pays the Company any management fees or reimbursement payments for the monthly expenses of its employees. Those fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the Securities Purchase Agreement with Alleghany described above.

While the Company was providing services to Alleghany prior to December 31, 2020, it gained know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties using enhanced oil recovery methods. The Company also gained experience in designing, drilling and producing conventional oil wells using those methods.

During the period from June 14, 2011 through December 31, 2020, when the 2011 SORC Agreements were in effect, Company management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing UGD projects, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon the knowledge gained, as of August 31, 2023, the Company has identified and acquired 45,766 gross acres and 38,153 net acres of mineral property interests in Montana. The Company drilled one exploratory well during May 2022, which has been shut-in pending gaining access to a saltwater disposal well allowing economically feasible water disposal. The Company plans to continue to develop the field as funding allows.

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly-owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (the “Erehwon APA”) with Erehwon Oil & Gas, LLC (“Erehwon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erehwon APA specifies calculations for royalty interests and working interests for the first ten well completions and first ten well recompletions and for all additional wells and recompletions thereafter. Lustre will acquire initial mineral leases and pay 100% of the costs with a cap of $500,000. When the $500,000 cap is exceeded, Erehwon will have the option to acquire a 10% working interest (“WI”) in a lease by paying 10% of any lease acquisition cost, resulting in Lustre paying 90% of the lease costs, on a lease-by-lease basis. Until amounts paid to complete the first ten new wells and first ten recompletions are repaid (“Payback”), the WI split is 10% for Erehwon and 90% for Lustre. Thereafter, the split between Erehwon and Lustre will be 20%/80%. Additional wells and recompletions will have a WI split equal to their respective working interest in the leases. This will be 10% for Erehwon and 90% for Lustre, unless Erehwon exercises its option to increase its WI by ten percentage points to 20%, as described above. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and first ten completions. Any additional wells will be funded 80% by Lustre and 20% by Erehwon; provided, however, that Erehwon has the option to pay 10% of the construction cost to increase its WI to 20%. Royalty expense will consist of the sum of royalty interest to the landowner and an overriding royalty interest to two individuals (“Prospect Generators”), not to exceed 6% nor be less than 3%. For the first ten new wells and first ten recompletions, Prospect Generators will receive an amount equal to 5% of the cost of each completed producing well.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement (the “NPI Agreement”) with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert Holdings”) for the purpose of funding the first well, Olfert #11-4, (the “Well”) under the Erehwon Acquisition and Participation Agreement (“APA”). In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs, as determined by agreement with Olfert on behalf of Olfert Holding representing a 5.5% interest in the entity as of May 31, 2022 based on the carrying value of assets contributed to Olfert. The total investment recorded by Laredo was $19,435 as of May 31, 2022. The difference between the $59,935 contribution recorded at the Olfert level and the investment recorded by the Company is due to the investment at the Company being recorded at the carrying value of the assets contributed. As the Company also currently serves as the manager of Olfert, it exercises significant influence. Accordingly, the amount paid by the Company is recorded as an equity method investment as of August 31, 2023. See further disclosures in Note 8.

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “Cat Creek Agreement”) of Cat Creek Holdings, LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field, located in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the Cat Creek Agreement, the Company invested $448,900 of cash in Cat Creek for 50% of the ownership interests in Cat Creek. Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, each have 25% ownership interests in Cat Creek in consideration of their respective investments of $224,450. Cat Creek is managed by a Board of Directors consisting of four directors, two of which are designated by the Company.

Lustre and Erehwon entered into an Exploration and Development Agreement, dated July 18, 2023 (the “Development Agreement”), with Texakoma Exploration & Production Company (“Texakoma”), for the exploration and development of the “Lustre Field Prospect,” as described in the Development Agreement. Lustre and Erehwon are parties to an existing Acquisition and Participation Agreement, under which those parties agreed to acquire certain oil and gas interests, and drill, complete, re-enter, re-complete, sidetrack, and equip wells, in certain counties in Montana.

Under the terms of the Development Agreement, Texakoma agreed to pay Lustre and Erehwon (jointly, “LOC”), the following amounts: (i) $175,000 on or before July 21, 2023; and (ii) another $175,000 upon the “spudding” of the initial test well, which is scheduled to occur prior to November 1, 2023, subject to rig availability. Upon the spudding of that test well, LOC is required to deliver to Texakoma a partial assignment of an 85% working interest in the oil and gas leases covering the first two initial drilling and spacing units. The first payment under the Development Agreement was paid by Texakoma at the end of August 2023.

Texakoma will pay 100% of the costs associated with the drilling and completion of two initial test wells. LOC will jointly have an undivided 15% working interest, carried through the tanks, in the initial two wells. Texakoma will have the option, but not the obligation, to participate in the development of the remainder of the Lustre Field Prospect, which may be exercised by Texakoma by giving Lustre and Erehwon written notice of its intent to participate within 90 days after the completion rig moves off the second test well location.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

If Texakoma duly exercises its option, Texakoma agrees to drill eight additional wells, with LOC having a 15% working interest carried through the tanks, and pay LOC $706,603 for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. The working and net revenue interest in any wells drilled subsequent to the first ten wells shall be shared by Texakoma and LOC on a 50:50 basis. Following the Texakoma transaction, the Company will retain a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

Basic and Diluted Loss per Share

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three-month periods ended August 31, 2023 and 2022, no potentially dilutive securities were included in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit, and historically has been dependent on one customer for its revenue. There is no assurance that in the future any financing will be available to meet the Company’s needs. This situation raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the consolidated financial statements.

Management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to (a) controlling overhead and expenses; (b) raising funds connected with specific well development; and (b) raising funds through notes payable and convertible debt to expand and fund property acquisitions exploration and development as well as maintaining operations. The Company has worked to attract and retain key personnel with significant experience in the industry. At the same time, to control costs, the Company has required several of its personnel to multi-task and cover a wider range of responsibilities to restrict the growth of the Company’s headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts of Laredo Oil and its subsidiaries after elimination of intercompany balances and transactions.

Equity Method Investment – Investments classified as equity method consist of investments in companies in which the Company can exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income (loss) with a two-month lag. Accordingly, the financial results for the equity investment are reported through June 30, 2023. No impairments were recognized for the Company’s equity method investment during the quarter ended August 31, 2023. See Note 11.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Acquisition Costs – Oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the company’s Wells and Related Equipment and Facilities accounts. Absent proved reserves, the deferred costs of the well, net of salvage, are charged to expense. All costs of wells drilled to develop proved reserves, along with all costs of equipment necessary to produce and handle the hydrocarbons, are capitalized even if a development well proves dry. Costs are reviewed to determine if impairment has occurred. The Company has incurred oil and gas acquisition and drilling costs totaling $4,431,438 and $4,547,740 as of August 31, 2023 and May 31, 2023, respectively.

	August 31,	May 31,
	2023	2023
Intangible and tangible drilling costs	$3,266,737	$3,410,832
Acquisition costs	1,164,701	1,136,908

Oil and gas acquisition and drilling costs	$4,431,438	$4,547,740

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – RECENT AND ADOPTED ACCOUNTING STANDARDS

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

In the absence of quoted market prices, the Company estimates the fair value of its asset retirement obligations using present value techniques, in which estimates of future cash flows associated with retirement activities are discounted using a credit-adjusted risk-free rate. The Company’s estimated liability could change significantly if actual costs vary from assumptions or if governmental regulations change significantly.

The Company’s asset retirement obligation was established in May 2022 when it commenced drilling the Olfert#11-4 well in the Lustre oil field. On August 31, 2023 and May 31, 2023 the asset retirement obligation totaled $69,482 and $67,938, respectively.

The cash flow estimate for the asset retirement obligation is based upon the assumption of a 25-year expected life of the well, discounted using a credit-adjusted risk-free interest rate of 10%.

The Company has recorded accretion expense totaling $1,544 in each of the three-month periods ending August 31, 2023 and 2022.

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

The Company estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with the Company’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 5, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

On April 4, 2022, Cat Creek, in which the Company has an equity investment, loaned the Company $136,479 at a market rate of interest. In August 2022, the Company repaid the principal amount of the note, and accrued interest, in an exchange for property, plant and equipment.

In accordance with the NPI Agreement, between October 2021 and August 2022, Olfert #11-4 Holdings transferred funds totaling $1,859,195 to Lustre, the Company’s wholly owned subsidiary, to provide funds for drilling expenses incurred by Lustre with respect to the development of one well.

On June 22, 2022, the Company assigned the right to purchase up to 356,243 of the 500,000 membership interests in Olfert #11-4 to the Company’s Chief Financial Officer in exchange for his payment of $356,243 of the Company’s capital commitment to Olfert #11-4.

On October 26, 2022, the Company borrowed $150,000 from the Company’s Chief Financial Officer pursuant to a demand note bearing an annual interest rate of 10%. The demand note is secured by all of the Company’s interests in Lustre, pursuant to the terms of a Membership Interest Pledge Agreement.  In February through May 2023, the Company’s Chief Financial Officer made several advances to the Company, totaling $142,099. The advances were not made pursuant to a promissory note, and the advances are not secured. Advances by the Company’s Chief Financial Officer currently total $292,099.

NOTE 8 – NET PROFITS INTEREST AGREEMENT

The Company and Lustre executed the NPI Agreement with Erehwon and Olfert Holdings in January 2022, to be effective as of October 2021. The NPI Agreement was executed for the purpose of funding the Olfert Well under the Erehwon APA. The NPI Agreement grants Olfert Holdings an “Applicable Percentage” of available funds from the Olfert Well in exchange for Olfert Holdings funding development of the Olfert Well. The “Applicable Percentage” is defined in the NPI Agreement as 90% prior to Payout and 50% after Payout, with “Payout” being defined as the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings, dated to be effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company agreed to make a $500,000 capital contribution, out of a total of $1,500,000 to be raised by Olfert Holdings. During October and November of 2021, the Company received advance payments totaling $1.0 million from four investors, through Lustre, pursuant to the NPI Agreement. The Company was credited with $59,935 of well development costs as part of its capital contribution under the Olfert Holding Operating Agreement. In May 2022, a vendor made an in-kind capital contribution of $83,822 to Olfert Holdings in the form of services rendered. In June 2022, the Company’s Chief Financial Officer invested $356,243 in Olfert Holdings pursuant to the NPI Agreement. These three contributions fulfilled the Company’s initial capital contribution commitment under the Olfert Holdings Operating Agreement. On August 3, 2022, the Company, as Manager of Olfert Holdings, issued a capital call to the investors in Olfert Holdings for payment of an additional $461,440 to cover expenses that Lustre is obligated to pay pursuant to the NPI Agreement. As of August 31, 2023, the investors had paid $358,747 of that capital call. As of August 31, 2023, Lustre had incurred approximately $3,300,000 in expenses related to the development of the Olfert Well. The Olfert Well has exceeded its original budget, and there are certain construction costs that have not been satisfied. To pay the amounts owed, the Company issued another capital call to the investors in Olfert Holdings to pay an additional $1.7 million. The investors do not have an obligation to make further investments, and Olfert Holdings did not raise the requested additional amount from that capital call. Subsequently, several unpaid contractors have attached mechanic liens on the Olfert Well. Three creditors have filed a lawsuit for payment against Lustre, the operator of the Olfert Well in Montana. The Company believes that the Olfert Well is still economically viable, and it intends to attempt to raise sufficient additional capital for Olfert Holdings, complete the Olfert Well, and pay all amounts owed to contractors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – NET PROFITS INTEREST AGREEMENT - continued

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings. The initial investment in Olfert Holdings recorded by the Company was $19,435. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed by the Company. In connection with the August 2022 capital call, the Company contributed an additional $18,438 to Olfert Holdings resulting in a 4.2% interest in Olfert Holdings as of August 31, 2023. As the Company currently serves as the manager of Olfert Holdings, the Company exercises significant influence over Olfert Holdings. Accordingly, the amount the Company paid to Olfert Holdings is recorded as an equity method investment as of August 31, 2023.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Company made grants of options for the purchase of 15,075,000 shares of the Company’s common stock, at a price of $0.06 per share, during the first quarter of fiscal year 2024. The grants were issued under the Laredo Oil, Inc. 2023 Equity Incentive Plan, which became effective with the filing of a Registration Statement on Form S-8 on June 14, 2023. Except for an option to purchase 1,100,000 shares of common stock, at a price of $0.38 per share, all options previously granted under the Laredo Oil, Inc. 2011 Equity Incentive Plan, totaling 4,825,000 shares, were terminated and replaced by grants under the new incentive plan.

Options to purchase 650,000 shares of common stock at a price of $0.19 per share were granted during the first quarter of fiscal year 2023. The options vested immediately and expire on June 2, 2032. Option grants for the purchase of 1,600,000 shares of common stock at a price of $0.074 per share were made during the first quarter of fiscal year 2022. The options vest monthly over three years beginning August 1, 2021 and expire on August 1, 2031. These options were canceled on June 29, 2023.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The grant date fair value of the stock option grants during the three months ending August 31, 2023 and 2022 totaled $721,110 and $123,487, respectively. The weighted average assumptions used in calculating these values were based on the following:

	2023	2022
Risk-free interest rate	3.99%	1.85%
Expected dividend yield	0%	0%
Expected volatility	281.3%	314.9%
Expected life of options	5.0 years	6.0 years

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

Share based compensation for stock option grants totaling $721,110 and 123,487 was recorded in general, selling and administrative expense during the three months ended August 31, 2023 and 2022, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – STOCKHOLDERS’ DEFICIT - continued

Restricted Stock

In May 2023 the Company received funds pursuant to a Stock Purchase Agreement with an accredited investor to purchase 6,062,886 restricted shares of the Company’s common stock at a purchase price of $0.0441 per share, totaling $267,319. The shares have not been registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were issued to the investor in reliance upon exemptions from such registration. The investor is aware of the provisions of Rule 144 promulgated under the Securities Act.

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

As compensation to Dawson for the services provided under the Advisory Agreement, the Company is obligated to pay Dawson $30,000 per calendar quarter, with the first such payment being paid one day after the date of the execution of the Advisory Agreement, and each subsequent payment being due three months after the previous payment. The Company made the first $30,000 payment in July 2022. The Company also agreed to issue to Dawson 2,600,000 shares of the Company’s common stock, payable in four installments of (i) 1,000,000 shares issued within three business days after the date of the Advisory Agreement, (ii) 550,000 shares for the subsequent quarter, and (iii) 525,000 shares for each of the remaining two quarters of the term of the Advisory Agreement. The first 1,000,000 restricted shares were issued in July 2022. During the twelve months ending May 31, 2023, the Company recorded advisory service fees totaling $160,000 with respect to the 1,000,000 shares of the Company’s common stock issued pursuant to the Advisory Agreement. After the first $30,000 payment and issuance of 1,000,000 shares of common stock, the Advisory Agreement has been suspended indefinitely.

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

The Company granted no shares of restricted stock as compensation during the first quarter of fiscal year 2024.

Warrants

No warrants were issued during the first quarters of fiscal years 2024 or 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE

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

In November of 2022, the Company entered into Securities Purchase Agreements with two accredited investors, pursuant to which the Company issued two convertible promissory notes in the aggregate principal amount of $140,250 (the “Convertible Notes”), receiving $120,000 in net cash proceeds. The Convertible Notes had an original issue discount of $12,750. The Company deducted $7,500 in additional debt issue costs from the gross proceeds it received from the Convertible Notes. The Company is amortizing a total of $20,250 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. In May 2023, the Company repaid $140,250 in principal and $27,410 in related accrued interest and prepayment penalty interest pursuant to the two separate Convertible Notes.

In October 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $55,000, receiving $45,000 in net cash proceeds. The note had an original issue discount of $5,000. An additional $5,000 in debt issue costs were deducted from the gross proceeds from the note. The total of $10,000 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the note. The note is due one year after the date of issuance, accrues interest at 12% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 30% to the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. During April and May of 2023, the Company repaid the $55,000 in principal and $10,372 in related accrued interest and prepayment penalty interest. To satisfy the obligation, in addition to the interest payments, the Company repaid $23,360 principal in cash and issued to the note holder 1,000,000 shares of the Company’s common stock at an average price of $0.03164 per share.

On September 6, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $97,625, receiving $85,000 in net cash proceeds. The convertible promissory note had an original issue discount of $8,875, and $3,750 in debt issue costs were deducted from the gross proceeds. The total of $12,625 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible promissory note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% from the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. During March and April of 2023, the Company repaid the $97,625 in principal and $4,279 in accrued interest pursuant to a Convertible Note entered into on September 6, 2022. To satisfy the obligation, the Company issued to the noteholder 1,902,039 shares of the Company’s common stock, at an average price of $0.05358 per share.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE - continued

On June 27, 2022, the Company repaid the single Convertible Note entered into in December 2021. The repayment totaled $65,745, comprised of $55,000 in principal and $10,745 in related accrued interest and prepayment penalty interest. The Company recorded the related deferred debt discount and debt issue costs, totaling $4,435, as interest expense.

During April and May 2022, the Company repaid the Convertible Notes entered into in October and November 2021. The repayment for the remaining Convertible Notes totaled $136,479, comprised of $114,125 in principal and $22,354 in related accrued interest and prepayment penalty interest. The Company borrowed $136,479 from Cat Creek to repay these Convertible Notes.

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

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note, (the “Note”). The Note will accrue interest on the outstanding principal sum at the rate of 12.0% per annum and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the Lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June and July, 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE - continued

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

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek Holdings, LLC.

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. Pursuant to this Note Purchase Agreement, during September, October and November 2022, the Company issued four promissory notes in the aggregate principal amount of $290,000 and accrued interest at 10% per annum, later increased to 12% per annum. In December 2022, January 2023 and February 2023, the Company issued three additional promissory notes totaling $250,000. During June 2023 and August 2023, the Company entered into an additional $85,000 of secured convertible promissory notes increasing the aggregate principal issued to $625,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount. The promissory notes accrue interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and are convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE - continued

Alleghany Notes

Schedule of Notes Payable – Related Party

	August 31,	May 31,
	2023	2023
Total note payable – Alleghany	$617,934	$617,934

Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bears no interest until January 1, 2022 whereupon the interest rate increases to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of August 31 and May 31, 2023, the Senior Consolidated Note is recorded as current.

Paycheck Protection Program Loan

	August 31,	May 31,
	2023	2023
Total PPP Loan	$984,950	$986,598
Less amounts classified as current	528,568	449,624

PPP loan, excluding current portion	$456,382	$536,974

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

No interest or principal will be due during the deferral period, although interest will continue to accrue over this period. As of May 31, 2022, interest totaling $15,353 is recorded in accrued interest on the accompanying consolidated balance sheets. After the deferral period and after considering any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE - continued

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 and as of August 31, 2023, the Company owes $10,234 with respect to the remaining balance on the first Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commence on June 3, 2022 and as of August 31, 2023, the Company owes $974,716 with respect to the remaining balance on the second PPP Note. The Company is currently in arrears on payments on the second PPP Note.

NOTE 11 – EQUITY METHOD INVESTMENT

Cat Creek Holdings

On June 30, 2020, Laredo Oil, Inc. entered into a Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek Holdings LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture for the purchase of certain oil and gas properties in the Cat Creek Field in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the LLC Agreement, Laredo invested $448,900 in Cat Creek for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450. Cat Creek will be managed by a Board of Directors consisting of four directors, two of which shall be designated by Laredo.

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

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the August 31, 2023 and August 31, 2022 periods presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag.

Balance Sheet:	As of August 31, 2023	As of May 31, 2023
Current Assets	$103,543	$82,890
Non-current Assets	923,210	941,340
Total Assets	$1,026,753	$1,024,230

Current Liabilities	$123,179	$83,342
Non-current Liabilities	445,911	441,901
Shareholders’ equity	457,663	498,988
Total Liabilities and Shareholders’ Equity	$1,026,753	$1,024,230

Results of Operations:	Three Months Ended August 31, 2023	Three Months Ended August 31, 2022
Revenue	$161,236	$259,416
Gross Profit	21,901	220,188
Net Loss	$(41,324)	$(21,810)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – EQUITY METHOD INVESTMENT - continued

Olfert 11-4 Holdings

The following table provides summarized financial information for the Company’s ownership interest in Olfert #11-4 Holding accounted for under the equity method for the August 31, 2023 period presented and has been compiled from respective company financial statements and reflects certain historical adjustments. Results of operations are excluded for periods prior to acquisition. See Note 8 for further information.

Balance Sheet:	As of August 31, 2023
Current Assets	$508
Non-current Assets	1,859,195
Total Assets	$1,859,703

Accounts payable	5,750
Shareholders’ equity	1,853,593
Total Liabilities and Shareholders’ Equity	$1,859,703

Results of Operations:	Three Months Ended August 31, 2023
Revenue	$0
Gross Profit	0
Net Loss	$(0)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On February 4, 2021, Lustre filed a case captioned Lustre Oil Company LLC and Erehwon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC in the Montana Seventeenth Judicial District Court for Valley County to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property subject to Lustre’s mineral leases. On January 14, 2022, the District Court granted the defendants’ Motion to Dismiss without addressing the merits of Lustre’s quiet title action. Lustre appealed the decision to the Montana Supreme Court. On April 6, 2023, in a unanimous decision, the Montana Supreme Court reversed the District Court’s decision related to Lustre’s quiet title action and remanded the case to the District Court for further proceedings. On June 1, 2023, Lustre filed a First Amended Complaint with the District Court reopening the original suit with a different judge.

On March 20, 2023, Capex Oilfield Services, Inc. filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,189.55 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On May 18, 2023, Capstar Drilling, Inc. filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,049.76 plus interest and collection costs for services provided by Capstar to drill the same well. On August 29, 2023, Warren Well Service, Inc. filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the same well. Lustre intends to bring that well into production as soon as possible and reimburse unpaid vendors from proceeds from such production.

Except as set forth above, the Company is not currently involved in any other legal proceedings, and it is not aware of any other pending or potential legal actions.

Revenue Royalty - In accordance with the Securities Purchase Agreement, the Company agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years ending December 31, 2027. Further, due to the loan nonpayment prior to December 31, 2022, the revenue royalty, as defined in the Purchase Agreement, increased from 5% to 6%.

In accordance with the Secured Note, the Company agreed to pay a revenue royalty of 0.5% on consolidated revenue of the Company arising from the direct production of oil and gas. The royalty period extends from June 1, 2022 through May 31, 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS

On September 21, 2023, the Exploration & Development Agreement, dated July 18, 2023. by and between Texakoma and LOC was amended (i) to delay the anticipated “spud” date for the initial well from October 1, 2023 to November 1, 2023 and (ii) to change payment date of the second $175,000 tranche to be on or before October 1, 2023. The Company received the $175,000 payment on September 29, 2023.

On September 14, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $71,225, receiving $60,000 in net cash proceeds. The convertible promissory note had an original issue discount of $6,475. Further $4,750 debt issue costs were deducted from the gross proceeds. The total of $11,225 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

On September 8, 2023, the Company received $175,000 related to the August 31, 2023 sale of underground drilling equipment that formerly had been used in drilling operations in the Fredonia underground gravity drainage project. The Company recorded the sale in other receivables on the balance sheet and a gain on sale of assets in the statement of operations as of August 31, 2023.

During September 2023, the Company repaid the $70,125 in principal and $2,805 in accrued interest pursuant to a Convertible Note dated March 1, 2023. To satisfy the obligation, the Company issued to the noteholder 1,398,760 shares of the Company’s common stock, at an average price of $0.05214 per share.

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

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2024.

Company Description and Operations

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

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0%, subsequently adjusted to 6.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is not conducting any ongoing operations.

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

Lustre and Erehwon entered into an Exploration and Development Agreement, dated July 18, 2023 (the “Development Agreement”), with Texakoma Exploration & Production Company (“Texakoma”), for the exploration and development of the “Lustre Field Prospect,” as described in the Development Agreement (excluding schedules). Lustre and Erehwon are parties to an existing Acquisition and Participation Agreement, under which those parties agreed to acquire certain oil and gas interests, and drill, complete, re-enter, re-complete, sidetrack, and equip wells, in certain counties in Montana.

Under the terms of the Development Agreement, Texakoma agreed to pay Lustre and Erehwon (jointly, “LOC”), the following amounts: (i) $175,000 on or before July 21, 2023; and (ii) another $175,000 upon the “spudding” of the initial test well, which is scheduled to occur prior to November 1, 2023, subject to rig availability. Upon the spudding of that test well, LOC is required to deliver to Texakoma a partial assignment of an 85% working interest in the oil and gas leases covering the first two initial drilling and spacing units. The first payment was received at the end of August 2023.

Texakoma will pay 100% of the costs associated with the drilling and completion of two initial test wells. LOC will have an undivided 15% working interest, carried through the tanks, in the initial two wells. Texakoma will have the option, but not the obligation, to participate in the development of the remainder of the Lustre Field Prospect, which may be exercised by giving LOC written notice of its intent to participate within 90 days after the completion rig moves off the second test well location.

If Texakoma duly exercises its option, Texakoma agrees to drill eight additional wells, with LOC having a 15% working interest carried through the tanks, and pay LOC $706,603 for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. The working and net revenue interest in any wells drilled subsequent to the first ten wells shall be shared by Texakoma and LOC on a 50:50 basis. Following the Texakoma transaction, Laredo will retain a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

In January 2022, we also entered into the Olfert Holdings operating agreement, under which we agreed to make a capital contribution to Olfert Holdings in the amount of $500,000, out of a total of $1,500,000 of capital to be raised by Olfert Holdings. As of August 31, 2023, we were credited with a contribution of $78,373 in market value of well development costs, representing a 4.4% interest in Olfert Holdings. Since then, other investors, including our chief financial officer, assumed and funded our remaining capital commitment under the Olfert Holdings operating agreement.

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

An independent petroleum engineering firm has provided us with a reserve report estimating that interests of proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to certain properties in the Western Williston Basin of Montana for oil interests acquired by Lustre. The report estimates that the Lustre reserves may generate $67 million in cash flow, discounted at a rate of 10%. We are currently attempting to raise sufficient funds to drill and produce the properties identified in that reserve report. We are in the process of raising up to $7.5 million from the sale of our secured convertible promissory notes. We will use the proceeds from the sale of these notes for operating capital, and to fund the drilling of up to three production wells and a saltwater disposal well, on the selected acreage described above. The secured convertible notes are secured by interests in our wholly owned subsidiary, Hell Creek Crude, LLC. The notes are also convertible into shares of our common stock at a conversion rate of $1.00 per share. As of the filing date, we have issued $625,000 in principal amount of the notes.

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

Our cash and cash equivalents at August 31, 2023 was $2,951. Our total debt outstanding as of August 31, 2023 was $3,808,432, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $984,950 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $456,382 as long-term debt, net of the current portion totaling $528,568, which is classified as a current note payable, (iii) $878,388 short term convertible notes, net of deferred debt discount, (iv) a $285,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, and (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term.

Results of Operations

During the three months ended August 31, 2023 and 2022, we incurred operating expenses of $1,351,742 and $927,733, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. In addition, commencing January 1, 2022, payroll related expenses are also included in the general operating expenses as we are no longer providing any direct management or consulting services. The increase in expenses for the three months ended August 31, 2023, as compared to the same period in 2022, is primarily attributable to these payroll costs and stock-based compensation, offset by a decrease in other professional fees including public relations and advisory services.

During the quarter ended August 31, 2023, we recognized other income and expenses comprised of $175,000 related to the sale of underground drilling equipment that formerly had been used in drilling operations in the Fredonia underground gravity drainage project, $175,000 related to the first payment as required under the Texakoma Development Agreement, and a $20,662 equity method loss related to our Cat Creek equity investment. During the quarter ended August 31, 2022, we recognized other income and expenses comprised of the $122,682 Employee Retention Credit established by the CARES Act, $10,905 equity method loss related to our Cat Creek equity investment, and $23,885 other income primarily related to a sale of assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash equivalents. We invest in high-quality financial instruments and believe we are subject to limited credit risk. Due to the short-term nature of our cash, we do not believe that we have any material exposure to interest rate risk arising from our investments.

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

LAREDO OIL, INC.

(Registrant)

Date: October 23, 2023	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 23, 2023	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director