Form 10-Q
period 2023-11-30
Laredo Oil, Inc.
filed 2024-01-22
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2023

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

As of January 15, 2024, the registrant had 71,475,205 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2023. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on September 13, 2023. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 2023, and the results of its operations and cash flows for the three and six-month periods then ended, have been included. The results of operations for the three and six-month periods ended November 30, 2023 are not necessarily indicative of the results for the full year ending May 31, 2024.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2023 (unaudited)	2023
ASSETS
Current Assets
Cash and cash equivalents	$38,879	$13,754
Receivables – related party	-	1,779
Prepaid expenses and other current assets	26,452	36,549
Total Current Assets	65,331	52,082

Property and Equipment
Oil and gas acquisition and drilling costs	4,479,596	4,547,740
Property and equipment, net	198,982	209,182
Total Property and Equipment, net	4,678,578	4,756,922

Other assets	30,000	30,000
Equity method investment – Olfert	37,630	37,630
Equity method investment – Cat Creek	238,359	249,493

TOTAL ASSETS	$5,049,898	$5,126,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,054,309	$2,197,975
Accrued payroll liabilities	2,743,004	2,262,450
Accrued interest	326,905	210,414
Deferred well development costs	1,799,260	1,799,260
Convertible debt, net of debt discount and debt issuance costs	858,193	839,798
Revolving note	1,060,061	933,000
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	66,905	449,624
Total Current Liabilities	9,818,670	9,602,554

Asset retirement obligation	71,026	67,938
Long-term note, net of current portion	920,853	536,974
Total Noncurrent Liabilities	991,879	604,912

TOTAL LIABILITIES	10,810,549	10,207,466

Commitments and Contingencies (Note 13)	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 shares authorized; 70,124,809 and 66,220,206 issued and outstanding as of November 30, 2023 and May 31, 2023	7,012	6,622
Additional paid in capital	11,115,231	9,990,378
Accumulated deficit	(16,882,894)	(15,078,339)

Total Stockholders’ Deficit	(5,760,651)	(5,081,339)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,049,898	$5,126,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022
Revenue	$-	$-	$-	$-

Direct costs	-	-	-	-

Gross profit (loss)	-	-	-	-

General, selling and administrative expenses	685,319	469,387	1,862,443	1,061,767
Consulting and professional services	86,897	155,533	261,515	490,886
Total Operating Expense	772,216	624,920	2,123,958	1,552,653

Operating income (loss)	(772,216)	(624,920)	(2,123,958)	(1,552,653)

Other income/(expense)
Other non-operating income	175,000	-	350,000	1,521
Gain on sale of assets	-	-	175,000	22,364
Income from employee retention credit	-	-	-	122,682
Equity method income (loss)	9,528	(26,346)	(11,134)	(37,251)
Interest expense	(98,077)	(98,502)	(194,463)	(181,056)

Net income (loss)	$(685,765)	$(749,768)	$(1,804,555)	$(1,624,393)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding	67,732,397	56,195,327	66,922,493	55,695,397

The accompanying notes are an integral part of these financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) For the three and six months ended November 30, 2023

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of May 31, 2023	66,220,306	$6,622	-	-	$9,990,378	$(15,078,339)	$(5,081,339)

Stock based compensation	-	-	-	-	721,110	-	721,110

Net Loss	-	-	-	-	-	(1,118,790)	(1,118,790)

Balance as of August 31, 2023	66,220,306	$6,622	-	-	$10,711,488	$(16,197,129)	$(5,479,019)

Stock based compensation	-	-	-	-	235,142	-	235,142

Issuance of shares upon debt conversion	3,904,503	390	-	-	168,601	-	168,991

Net Loss	-	-	-	-	-	(685,765)	(685,765)

Balance as of November 30, 2023	70,124,809	$7,012	-	-	$11,115,231	$(16,882,894)	$(5,760,651)

For the three and six months ended November 30, 2022

Balance as of May 31, 2022	54,514,765	$5,451	-	-	$9,179,088	$(11,982,488)	$(2,797,949)

Restricted stock issued to consultants	1,272,574	127	-	-	187,130	-	187,257

Stock based compensation	-	-	-	-	133,110	-	133,110

Cumulative effect of accounting changes (See Note 5)	-	-	-	-	(55,918)	16,200	(39,718)

Net Loss	-	-	-	-	-	(874,625)	(874,625)

Balance as of August 31, 2022	55,787,339	$5,578	-	-	$9,443,410	$(12,840,913)	$(3,391,925)

Stock based compensation	-	-	-	-	9,625	-	9,625

Issuance of shares upon debt conversion	1,468,042	147	-	-	118,129	-	118,276

Net Loss	-	-	-	-	-	(749,768)	(749,768)

Balance as of November 30, 2022	57,255,381	$5,725	-	-	$9,571,164	$(13,590,681)	$(4,013,792)

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2023	November 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,804,555)	$(1,624,393)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities	-	-

Stock based compensation expense	956,252	142,735
Restricted stock expense	-	187,257
Depreciation expense	10,200	22,187
Accretion expense	3,088	3,088
Amortization of debt discount	35,579	47,863
Equity method loss (income)	11,134	37,251
Gain on sale of assets	(175,000)	(22,364)

Change in operating assets and liabilities	-	-
Receivables from related party	1,779	(10,202)
Prepaid expenses and other current assets	10,097	5,534
Accounts payable and accrued liabilities	50,335	(366)
Accrued payroll	480,554	260,603
Accrued interest	126,143	71,500
NET CASH USED IN OPERATING ACTIVITIES	(294,394)	(879,307)

CASH FLOWS USED IN INVESTING ACTIVITIES
Investment in equity method investment	-	(18,438)
Investment in property, plant and equipment	-	(303)
Proceeds from sale of assets	175,000	-
Investment in oil and gas acquisition and drilling costs	(125,857)	(968,051)
NET CASH USED IN INVESTING ACTIVITIES	49,143	(986,792)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debt	280,000	540,000
Repayment of convertible debt	(133,384)	(202,556)
Proceeds from related party note payable	-	150,000
Proceeds from notes payable and revolving note	127,061	798,000
Proceeds from prefunded drilling costs	-	715,438
PPP loan repayments	(3,301)	(144,297)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	270,376	1,856,585

Net increase (decrease) in cash and cash equivalents	25,125	(9,514)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,754	109,183

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,879	$99,669

NONCASH ACTIVITIES

Oil and gas acquisition and drilling costs in accounts payable	194,001	536,157
Interest paid	32,733	42,577
Conversion of convertible debt	161,991	118,276
Sale of assets in exchange for note payable repayment	-	136,479

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

The Company is an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From its inception in March 2008 through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil using enhanced recovery methods. From June 14, 2011 to December 31, 2020, the Company was a management services company, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for its then sole customer, Stranded Oil Resources Corporation, or SORC, then a wholly owned subsidiary of Alleghany Corporation. The Company performed those services in exchange for a quarterly management fee and the reimbursement of its employee related expenses from SORC, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the Securities Purchase Agreement with Alleghany described below.

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

Alleghany no longer pays the Company any management fees or reimbursement payments for the monthly expenses of its employees. Those fees and reimbursements were effectively all of the Company’s revenues prior to the termination of the Securities Purchase Agreement with Alleghany described above.

While the Company was providing services to Alleghany, it gained know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties using enhanced oil recovery methods. The Company also gained experience in designing, drilling and producing conventional oil wells using those methods.

During the period from June 14, 2011 through December 31, 2020, when the 2011 SORC Agreements were in effect, the Company’s management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing underground gravity drainage, or UGD, projects, as well as gaining expertise designing, drilling and producing conventional oil wells. Based upon that gained knowledge, as of November 30, 2023, the Company has identified and acquired 45,766 gross acres and 38,153 net acres of mineral property interests in Montana. The Company drilled one exploratory well during May 2022, which has been shut-in pending gaining access to a saltwater disposal well allowing economically feasible water disposal. The Company plans to continue to develop the field, depending on funding.

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (the “Erehwon APA”) with Erehwon Oil & Gas, LLC (“Erehwon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erehwon APA specifies calculations for royalty interests and working interests for the first ten well completions and first ten well recompletions and for all additional wells and recompletions thereafter. Lustre will acquire initial mineral leases and pay 100% of the costs with a cap of $500,000. When the $500,000 cap is exceeded, Erehwon will have the option to acquire a 10% working interest (“WI”) in a lease by paying 10% of any lease acquisition cost, resulting in Lustre paying 90% of the lease costs, on a lease-by-lease basis. Until amounts paid to complete the first ten new wells and first ten recompletions are repaid (“Payback”), the WI split is 10% for Erehwon and 90% for Lustre. Thereafter, the split between Erehwon and Lustre will be 20%/80%. Additional wells and recompletions will have a WI split equal to their respective working interest in the leases. This will be 10% for Erehwon and 90% for Lustre, unless Erehwon exercises its option to increase its WI by ten percentage points to 20%, as described above. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and first ten completions. Any additional wells will be funded 80% by Lustre and 20% by Erehwon; provided, however, that Erehwon has the option to pay 10% of the construction cost to increase its WI to 20%. Royalty expense will consist of the sum of royalty interest to the landowner and an overriding royalty interest to two individuals (“Prospect Generators”), not to exceed 6% nor be less than 3%. For the first ten new wells and first ten recompletions, Prospect Generators will receive an amount equal to 5% of the cost of each completed and producing well.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

In January 2022, the Company and Lustre executed a Net Profits Interest Agreement (the “NPI Agreement”) with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert”) for the purpose of funding the first well, Olfert #11-4, (the “Well”) under the Erehwon APA. In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs representing a 5.5% interest in the entity as of May 31, 2022 based on the carrying value of assets contributed to Olfert. The total investment recorded by the Company as of May 31, 2022 was $19,435. The difference between the $59,935 contribution recorded at the Olfert level and the investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed. As the Company also currently serves as the manager of Olfert, it exercises significant influence. Accordingly, the amount paid by the Company was recorded as an equity method investment as of November 30, 2023. See further disclosures in Note 8.

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “Cat Creek Agreement”) of Cat Creek Holdings, LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field, located in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the Cat Creek Agreement, the Company invested $448,900 of cash in Cat Creek in exchange for 50% of the ownership interests in Cat Creek. Lipson and Viper each have a 25% ownership interests in Cat Creek in consideration of their respective investments of $224,450. Cat Creek is managed by a board of directors consisting of four directors, two of whom are designated by the Company.

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

Under the terms of the Development Agreement, Texakoma agreed to pay Lustre and Erehwon (jointly, “LOC”), the following amounts: (i) $175,000 on or before July 21, 2023; and (ii) another $175,000 upon the “spudding” of the initial test well subject to rig availability. Upon the spudding of that test well, LOC is required to deliver to Texakoma a partial assignment of an 85% working interest in the oil and gas leases covering the first two initial drilling and spacing units. The first payment under the Development Agreement was paid by Texakoma at the end of August 2023. On September 21, 2023, the Development Agreement was amended (i) to delay the anticipated “spud” date for the initial well from October 1, 2023 to November 1, 2023 and (ii) to change payment date of the second $175,000 tranche to be on or before October 1, 2023. The Company received the $175,000 payment on September 29, 2023.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

If Texakoma duly exercises its option, Texakoma agrees to drill eight additional wells, with LOC having a 15% working interest carried through the tanks, and pay LOC $706,603 for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and LOC on a 50:50 basis. Assuming the closing of the Texakoma transaction, the Company will retain a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

Basic and Diluted Loss per Share

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three- and six-month periods ended November 30, 2023 and 2022, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis. The Company has routinely incurred losses since inception, resulting in an accumulated deficit, and historically was dependent on one customer for its revenue. There is no assurance that in the future any financing will be available to meet the Company’s needs. This situation raises substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these consolidated financial statements.

The Company’s management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to (a) controlling overhead and expenses; (b) raising funds connected with specific well development; and (b) raising funds through notes payable and convertible debt to expand and fund property acquisitions exploration and development as well as maintaining operations. The Company has worked to attract and retain key personnel with significant experience in the industry. At the same time, to control costs, the Company has required several of its personnel to multi-task and cover a wider range of responsibilities to manage the Company’s headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

Equity Method Investment – Investments classified as equity method consist of investments in companies in which the Company can exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income (loss) with a two-month lag. Accordingly, the financial results for the equity investment are reported through September 30, 2023. No impairments were recognized for the Company’s equity method investment during the quarter ended November 30, 2023. See Note 11.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Acquisition Costs – Oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the company’s Wells and Related Equipment and Facilities accounts. Absent proved reserves, the deferred costs of the well, net of salvage, are charged to expense. All costs of wells drilled to develop proved reserves, along with all costs of equipment necessary to produce and handle the hydrocarbons, are capitalized even if a development well proves dry. Costs are reviewed to determine if impairment has occurred. The Company has incurred oil and gas acquisition and drilling costs totaling $4,479,596 and $4,547,740 as of November 30, 2023 and May 31, 2023, respectively.

	November 30,	May 31,
	2023	2023
Intangible and tangible drilling costs	$3,313,774	$3,410,832
Acquisition costs	1,165,822	1,136,908

Oil and gas acquisition and drilling costs	$4,479,596	$4,547,740

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

The Company’s asset retirement obligation was established in May 2022 when it commenced drilling the Olfert#11-4 well in the Lustre oil field. On November 30, 2023 and May 31, 2023 the asset retirement obligation totaled $71,026 and $67,938, respectively.

The cash flow estimate for the asset retirement obligation is based upon the assumption of a 25-year expected life of the well, discounted using a credit-adjusted risk-free interest rate of 10%.

The Company has recorded accretion expense totaling $1,544 and $3,088 in each of the three-and nine-month periods ending November 30, 2023 and 2022.

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000 plus interest accrued at an annual rate of 10%. As of November 30, 2023, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

NOTE 8 – NET PROFITS INTEREST AGREEMENT

The Company and Lustre executed the NPI Agreement with Erehwon and Olfert Holdings in January 2022, to be effective as of October 2021. The NPI Agreement was executed for the purpose of funding the Olfert Well under the Erehwon APA. The NPI Agreement grants Olfert Holdings an “Applicable Percentage” of available funds from the Olfert Well in exchange for Olfert Holdings funding development of the Olfert Well. The “Applicable Percentage” is defined in the NPI Agreement as 90% prior to Payout and 50% after Payout, with “Payout” being defined as the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings, dated to be effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company agreed to make a $500,000 capital contribution, out of a total of $1,500,000 to be raised by Olfert Holdings. During October and November of 2021, the Company received advance payments totaling $1.0 million from four investors, through Lustre, pursuant to the NPI Agreement. The Company was credited with $59,935 of well development costs as part of its capital contribution under the Olfert Holding Operating Agreement. In May 2022, a vendor made an in-kind capital contribution of $83,822 to Olfert Holdings in the form of services rendered. In June 2022, the Company’s Chief Financial Officer invested $356,243 in Olfert Holdings pursuant to the NPI Agreement. These three contributions fulfilled the Company’s initial capital contribution commitment under the Olfert Holdings Operating Agreement. On August 3, 2022, the Company, as Manager of Olfert Holdings, issued a capital call to the investors in Olfert Holdings for payment of an additional $461,440 to cover expenses that Lustre is obligated to pay pursuant to the NPI Agreement. As of November 30, 2023, the investors had paid $358,747 of that capital call. As of November 30, 2023, Lustre had incurred approximately $3,300,000 related to the development of the Olfert Well. The Olfert Well has exceeded its original budget, and there are certain construction costs that have not been satisfied. To pay the amounts owed, the Company issued another capital call to the investors in Olfert Holdings to pay an additional $1.7 million. The investors do not have an obligation to make further investments, and Olfert Holdings did not raise the requested additional amount from that capital call. Subsequently, several unpaid contractors have attached mechanic liens on the Olfert Well. Three creditors have filed a lawsuit for payment against Lustre, the operator of the Olfert Well in Montana. The Company believes that the Olfert Well is still economically viable, and it intends to attempt to raise sufficient additional capital for Olfert Holdings, complete the Olfert Well, and pay all amounts owed to contractors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – NET PROFITS INTEREST AGREEMENT - continued

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings. The initial investment in Olfert Holdings recorded by the Company was $19,435. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed by the Company. In connection with the August 2022 capital call, the Company contributed an additional $18,438 to Olfert Holdings resulting in a 4.2% interest in Olfert Holdings as of November 30, 2023. As the Company currently serves as the manager of Olfert Holdings, the Company exercises significant influence over Olfert Holdings. Accordingly, the amount the Company paid to Olfert Holdings is recorded as an equity method investment as of November 30, 2023.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

On November 27, 2023, the Company made an option grant for the purchase of 3,925,000 shares of Company’s common stock at a price of $0.06 per share to the Company Chief Executive Officer. The options vested completely at time of grant.

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

The grant date fair value of the stock option grants during the six months ending November 30, 2023 and 2022 totaled $956,252 and $123,487, respectively. The weighted average assumptions used in calculating these values were based on the following:

	2023	2022
Risk-free interest rate	4.07%	1.85%
Expected dividend yield	0%	0%
Expected volatility	281.5%	314.9%
Expected life of options	5.0 years	6.0 years

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

Share based compensation for stock option grants totaling $235,142 and $9,624 was recorded in general, selling and administrative expense during the three-months ended November 30, 2023 and 2022 and $956,252 and $142,735 was recorded during the three- and six-months ended November 30, 2022, respectively.

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

In April 2022, the Company entered into a consulting agreement with an individual for corporate structuring and strategic planning and compliance services. Pursuant to this agreement, the Company agreed to compensate the consultant with cash and restricted shares of the Company’s common stock, which shares vest equally over the 12-month term of the consulting agreement. During the twelve months ending May 31, 2022, the Company recorded $27,257 in professional fees with respect to the issuance of the first two tranches of 272,474 restricted shares. The consulting agreement was terminated in July 2022.

The Company granted no shares of restricted stock as compensation during the first half of fiscal year 2024.

Warrants

No warrants were issued during the first and second quarters of fiscal years 2024 or 2023.

NOTE 10 – NOTES PAYABLE

Convertible Debt

On November 27, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $66,000, receiving $55,000 in net cash proceeds. The convertible promissory note had an original issue discount of $6,000. Further $5,000 debt issue costs were deducted from the gross proceeds. The total of $11,000 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE - continued

In March, April and May of 2023, the Company entered into Securities Purchase Agreements with an accredited investor, pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $212,025 (the “Convertible Notes”), receiving $180,000 in net cash proceeds. The Convertible Notes had an original issue discount of $19,275. The Company deducted $12,750 in additional debt issue costs from the gross proceeds it received from the Convertible Notes. The Company is amortizing a total of $32,025 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. During September 2023, the Company repaid the $70,125 in principal and $2,805 in accrued interest pursuant to a Convertible Note dated March 1, 2023. To satisfy the obligation, the Company issued to the noteholder 1,398,760 shares of the Company’s common stock, at an average price of $0.05214 per share. In November 2023, the Company repaid $93,675 in principal and $2,387 in accrued interest for payment of the note issued in April and partial payment of the note issued in May of 2023. As payment of the notes, the Company issued to the noteholder 2,505,743 shares of the Company’s common stock at an average price of $0.03833 per share.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – NOTES PAYABLE - continued

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note, (the “Note”). The Note will accrue interest on the outstanding principal sum at the rate of 12.0% per annum and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the Lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June, July and August, 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061. On November 24, 2023, the investor added another $25,000 to the Note bringing the total principal outstanding to $310,061.

15% Nine Month Promissory Note

On October 26, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $97,750 and received $80,000 in net cash proceeds.   The promissory note had an original issue discount of $12,750 and $5,000 in debt issue costs were deducted from the gross proceeds. The Company is amortizing the total of $17,750 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note is due nine months following the date of issuance and accrues interest at 15% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal is due in nine equal monthly payments of $12,490.23, starting on November 30, 2023. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 25% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

12% One Year Promissory Notes

On May 20, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $200,200 and received $175,000 in net cash proceeds.   On January 5, 2023, the note was satisfied in full with a final payment of $67,266. The promissory note had an original issue discount of $21,450 and $3,750 in debt issue costs were deducted from the gross proceeds. The Company was amortizing the total of $25,200 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note was due one year following the date of issuance and accrued interest at 12% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal was due in ten equal monthly payments of $22,422.40, starting on July 15, 2022. In the event of default (including a missed payment), the note was convertible at the option of the investor into shares of the Company’s common stock at a discount of 25% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

On January 5, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $197,313, receiving $150,000 in net cash proceeds. The convertible promissory note had an original issue discount of $21,450, and an additional $3,750 in debt issue costs were deducted from the gross proceeds. The total of $25,200 recorded as debt discount is being amortized using the effective interest method through the maturity date of the convertible promissory note. The note is due one year following the date of issuance and accrues interest at 12% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal is due in ten equal monthly payments of $22,099.10, starting on February 15, 2023. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 25% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.  The note and accrued interest were repaid in full and the note canceled with the last and final payment made November 2023.

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

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek.

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

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of November 30 and May 31, 2023, the Senior Consolidated Note is recorded as current.

Paycheck Protection Program Loan

	November 30,	May 31,
	2023	2023
Total PPP Loan	$987,758	$986,598
Less amounts classified as current	66,905	449,624

PPP loan, excluding current portion	$920,853	$536,974

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 and as of November 30, 2023, the Company owes $8,581 with respect to the remaining balance on the first Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the Payment Plan arrangement the Company owes $979,178, and monthly payments of $5,860.32 commence on or before December 22, 2023.

NOTE 11 – EQUITY METHOD INVESTMENT

Cat Creek Holdings

On June 30, 2020, Laredo Oil, Inc. entered into a Limited Liability Company Agreement (the “LLC Agreement”) of Cat Creek, a Montana limited liability company formed as a joint venture for the purchase of the Cat Creek Properties. In accordance with the LLC Agreement, the Company invested $448,900 for 50% of the ownership interests in Cat Creek using cash on hand. Each of Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek, have ownership interests in Cat Creek of 25% in consideration of their respective investments of $224,450 each. Cat Creek is managed by a Board of Directors consisting of four directors, two of which shall be designated by the Company.

On July 1, 2020, Cat Creek entered into an Asset Purchase and Sale Agreement (the “Purchase Agreement”) with Carrell Oil Company (“Seller”) for the purchase of the Cat Creek Properties. On September 21, 2020, upon resolving a purchase contingency under the Cat Creek Purchase Agreement, Seller received consideration of $400,000, taking into effect certain adjustments resulting from pre- and post-effective date revenue, expense, and allocations.

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the November 30, 2023 and November 30, 2022 periods presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag.

Balance Sheet:	As of November 30, 2023	As of May 31, 2023
Current Assets	$135,735	$82,890
Non-current Assets	904,465	941,340
Total Assets	$1,040,200	$1,024,230

Current Liabilities	$113,562	$83,342
Non-current Liabilities	449,921	441,901
Shareholders’ equity	476,718	498,988
Total Liabilities and Shareholders’ Equity	$1,040,200	$1,024,230

Results of Operations:	Six Months Ended November 30, 2023	Six Months Ended November 30, 2022
Revenue	$359,681	$457,409
Gross Profit	121,301	401,299
Net Loss	$(22,268)	$(74,502)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – EQUITY METHOD INVESTMENT - continued

Olfert 11-4 Holdings

The following table provides summarized financial information for the Company’s ownership interest in Olfert #11-4 Holding, which is accounted for under the equity method for the November 30, 2023 period presented and has been compiled from respective financial statements and reflects certain historical adjustments. Results of operations are excluded for periods prior to the acquisition. See Note 8 for further information.

Balance Sheet:	As of November 30, 2023
Current Assets	$508
Non-current Assets	1,859,195
Total Assets	$1,859,703

Accounts payable	5,750
Shareholders’ equity	1,853,593
Total Liabilities and Shareholders’ Equity	$1,859,703

Results of Operations:	Six Months Ended November 30, 2023
Revenue	$0
Gross Profit	0
Net Loss	$(0)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On February 4, 2021, Lustre filed a lawsuit captioned Lustre Oil Company LLC and Erehwon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC in the Montana Seventeenth Judicial District Court for Valley County to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property subject to Lustre’s mineral leases. On January 14, 2022, the District Court granted the defendants’ Motion to Dismiss without addressing the merits of Lustre’s quiet title action. Lustre appealed the decision to the Montana Supreme Court. On April 6, 2023, in a unanimous decision, the Montana Supreme Court reversed the District Court’s decision related to Lustre’s quiet title action and remanded the case to the District Court for further proceedings. On June 1, 2023, Lustre filed a First Amended Complaint with the District Court reopening the original suit with a different judge.

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the same well. On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the same well. Lustre intends to bring the Olfert 11 well into production as soon as possible and reimburse all unpaid vendors from proceeds from such production.

Except as set forth above, the Company is not currently involved in any other legal proceedings, and it is not aware of any other pending or potential legal actions.

Revenue Royalty - In accordance with the Securities Purchase Agreement with Alleghany described above, the Company agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years ending December 31, 2027. Further, due to the Company’s loan nonpayment prior to December 31, 2022, the revenue royalty, as defined in the Securities Purchase Agreement, increased from 5% to 6%.

In accordance with the Secured Note, the Company agreed to pay the Lender a revenue royalty of 0.5% on consolidated revenue of the Company arising from the direct production of oil and gas. The royalty period extends from June 1, 2022 through May 31, 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – SUBSEQUENT EVENTS

On December 6, 2023, the Company entered into a payment plan arrangement agreement (the “Plan”) with the U.S. Small Business Administration (the “SBA”) related to the Company’s Paycheck Protection Plan (“PPP”) loan from the SBA. Under the terms of the Plan, the Company agreed to pay the SBA a minimum of 180 monthly payments of $5,860.32. The Company made the first payment under the Plan prior to December 22, 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan.

In December 2023, the Company repaid $48,225 in principal and $3,289 in accrued interest satisfying payment of a promissory note issued by the Company in May of 2023. As payment of the notes, the Company issued 1,350,396 shares of the Company’s common stock to the noteholder at an average price of $0.038147 per share.

On December 11, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 13% promissory note in the principal amount of $74,750 receiving $60,000 in net cash proceeds. The promissory note had an original issue discount of $9,750. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due September 15, 2024 and is repaid in nine equal installments of $9,385.23 with the first payment due January 15, 2024.

On December 29, 2023, the Company entered into a Securities Purchase Agreements with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $60,000, receiving $50,000 in net cash proceeds. The convertible promissory notes had an original issue discount of $5,500. An additional $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The total of $10,500 recorded by the Company as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% to the average of the three lowest bid prices during the 15 trading days immediately preceding the conversion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve risk and uncertainties. We use words such as “anticipate”, “believe”, “plan”, “expect”, “future”, “intend”, and similar expressions to identify such forward-looking statements. Investors should be aware that all forward-looking statements contained within this filing are good faith estimates of our management as of the date of this filing. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what potential effects any such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial results for the remainder of fiscal year 2024.

Company Description and Operations

Prior Operations

We are an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From our inception in March 2008 through October 2009, we were primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, we shifted our focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil reserves using enhanced recovery methods. From June 14, 2011 to December 31, 2020, we were a management services company, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for our then sole customer, Stranded Oil Resources Corporation, or SORC, a wholly owned subsidiary of Alleghany Corporation, or Alleghany. We performed those services in exchange for a quarterly management fee and reimbursement of our employee related expenses from SORC. Such fees and reimbursements were effectively all of our revenues prior to the closing of the Securities Purchase Agreement with Alleghany described below.

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

Under the Securities Purchase Agreement with Alleghany, we also entered into a Consulting Agreement under which Alleghany paid us an aggregate amount of approximately $1.245 million during calendar year 2021 in exchange for our providing Alleghany with one to three years of consulting services from certain of our employees, including Mark See, our Chief Executive Officer. We no longer receive any management fees or reimbursement payments from Alleghany for the compensation of any of our employees.

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

Under the terms of the Development Agreement, Texakoma agreed to pay Lustre and Erehwon (jointly, “LOC”), the following amounts: (i) $175,000 on or before July 21, 2023; and (ii) another $175,000 upon the “spudding” of the initial test well subject to rig availability. Upon the spudding of that test well, LOC is required to deliver to Texakoma a partial assignment of an 85% working interest in the oil and gas leases covering the first two initial drilling and spacing units. Both payments were received prior to November 2023.

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

If Texakoma duly exercises its option, Texakoma agrees to drill eight additional wells, with LOC having a 15% working interest carried through the tanks and pay LOC $706,603 for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and LOC on a 50:50 basis. Following the Texakoma transaction, we will retain a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

In January 2022, we also entered into the operating agreement of Olfert Holdings operating agreement, under which we agreed to make a capital contribution to Olfert Holdings in the amount of $500,000, out of a total of $1,500,000 of capital to be raised by Olfert Holdings. As of November 30, 2023, we were credited with a contribution of $78,373 in market value of well development costs, representing a 4.4% interest in Olfert Holdings. Since then, other investors, including our chief financial officer, assumed and funded our remaining capital commitment under the Olfert Holdings operating agreement.

On June 30, 2020, we entered into the Limited Liability Company Agreement of Cat Creek Holdings LLC, a Montana limited liability company, with Lipson Investments LLC and Viper Oil & Gas, LLC. The limited liability company was formed to purchase certain oil and gas properties in the Cat Creek Field in Petroleum County and Garfield County in the State of Montana. On July 1, 2020, Cat Creek Holdings entered into an Asset Purchase and Sale Agreement with Carrell Oil Company, under which Cat Creek Holdings agreed to pay Carrell Oil $400,000 in cash, subject to certain revenue adjustments and expense and tax allocations, in exchange for the Cat Creek Field properties. We invested $448,900 in Cat Creek Holdings in exchange for a 50% ownership interest. Lipson Investments LLC and Viper Oil & Gas, LLC, the other two members of Cat Creek Holdings, have ownership interests of 25% each, which they received for their respective investments of $224,450 in cash. We designate two of the four managers of Cat Creek Holdings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

We expect that the agreement with Texakoma described above will produce revenue sufficient to cover our ongoing operating expenses beginning later in calendar year 2024. In late November and early December of 2023, the two exploratory wells drilled by Texakoma encountered promising levels of oil. These two wells continue to be evaluated and tested, and we hope they will be put into production in the first calendar quarter of 2024. Any sales of oil from those wells will be distributed in accordance with the Texakoma agreement. Until we receive adequate funding from the Texakoma agreement described above, any cash needed for operations and oil field expansion and development will most likely come from the sale of our debt and equity securities.

An independent petroleum engineering firm has provided us with a reserve report estimating proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to certain properties in the Western Williston Basin of Montana for oil interests acquired by Lustre. The report estimates that the Lustre reserves may generate as much as $67 million in present value cash flow, discounted at a rate of 10%. We are currently attempting to raise sufficient funds to drill and produce the properties identified in that reserve report. We are in the process of raising up to $7.5 million from the sale of our secured convertible promissory notes. We will use the proceeds from the sale of these notes for operating capital, and to fund the drilling of up to three production wells and a saltwater disposal well on the acreage described above. The secured convertible notes are secured by interests in our wholly owned subsidiary, Hell Creek Crude, LLC. There is no financial activity at Hell Creek Crude prior to November 30, 2023. The notes are convertible into shares of our common stock at a conversion rate of $1.00 per share. As of the filing date, we have issued $625,000 in principal amount of the notes.

We have also recently received $267,319 in proceeds from the sale of 6,062,886 shares of our common stock to an individual investor who previously purchased one of our secured convertible promissory notes described above.

Lustre and Erehwon have filed an action for quiet title in the State of Montana against Anadarko Minerals, Inc. and A&S Mineral Development Co, LLC. They are asking for damages in excess of $2 million in that action. However, we cannot assure you that they will prevail in that action and, if they do prevail, the timing of the resolution of the action, or the amount of any damages that they may receive. We hope to negotiate a settlement of the case prior to a court date set for August 2024.

Our cash and cash equivalents as of November 30, 2023 was $38,879. Our total debt outstanding as of November 30, 2023 was $3,816,045, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $987,758 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $920,853 as long-term debt, net of the current portion totaling $66,905, which is classified as a current note payable, (iii) $858,193 short term convertible notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, and (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term.

Results of Operations

During the six months ended November 30, 2023 and 2022, we incurred operating expenses of $2,123,958 and $1,552,653, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. In addition, commencing on January 1, 2022, our payroll related expenses are also included in the general operating expenses as we are no longer providing any direct management or consulting services. The increase in expenses for the six months ended November 30, 2023, as compared to the same period in 2022, is primarily attributable to these payroll costs and stock-based compensation, offset by a decrease in other professional fees including public relations and advisory services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the six months ended November 30, 2023, we recognized other income and expenses comprised of $175,000 related to the sale of underground drilling equipment that formerly had been used in drilling operations in the Fredonia underground gravity drainage project, $350,000 related to the first two payments as required under the Texakoma Development Agreement, and a $11,134 equity method loss related to our Cat Creek equity investment. During the six months ended November 30, 2022, we recognized other income and expenses comprised of (i) the $122,682 we received from the Employee Retention Credit established by the CARES Act, (ii) $37,251 in equity method loss related to our Cat Creek equity investment, and (iii) $23,885 in other income.

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

LAREDO OIL, INC.

(Registrant)

Date: January 22, 2024	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 22, 2024	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director