Form 10-Q
period 2024-02-29
Laredo Oil, Inc.
filed 2024-04-19
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2024

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

As of April 19, 2024, the registrant had 71,818,590 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended May 31, 2023. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on September 13, 2023. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of February 29, 2024, and the results of its operations and cash flows for the three and nine-month periods then ended, have been included. The results of operations for the three and nine-month periods ended February 29, 2024 are not necessarily indicative of the results for the full year ending May 31, 2024.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	February 29,	May 31,
	2024 (unaudited)	2023
ASSETS
Current Assets
Cash and cash equivalents ($1.9 million and $0 restricted from use at February 29, 2024 and May 31, 2023)	$1,894,962	$13,754
Receivables – other	412,701	-
Receivables – related party	-	1,779
Prepaid expenses and other current assets	17,692	36,549
Total Current Assets	2,325,355	52,082

Property and Equipment
Oil and gas acquisition and drilling costs	4,518,896	4,547,740
Property and equipment, net	193,883	209,182
Total Property and Equipment, net	4,712,779	4,756,922

Other assets	30,000	30,000
Equity method investment – Olfert	37,630	37,630
Equity method investment – Cat Creek	157,185	249,493

TOTAL ASSETS	$7,262,949	$5,126,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,042,301	$2,197,975
Accrued payroll liabilities	2,940,061	2,262,450
Accrued interest	380,466	210,414
Other payables	50,505	-
Deferred well development costs	3,785,710	1,799,260
Convertible debt, net of debt discount and debt issuance costs	949,159	839,798
Revolving note	1,060,061	933,000
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	67,073	449,624
Total Current Liabilities	12,185,369	9,602,554

Asset retirement obligation	72,570	67,938
Long-term note, net of current portion	903,883	536,974
Total Noncurrent Liabilities	976,453	604,912

TOTAL LIABILITIES	13,161,822	10,207,466

Commitments and Contingencies (Note 13)	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 shares authorized; 71,475,205 and 66,220,306 issued and outstanding as of February 29, 2024 and May 31, 2023	7,148	6,622
Additional paid in capital	11,313,282	9,990,378
Accumulated deficit	(17,219,303)	(15,078,339)

Total Stockholders’ Deficit	(5,898,873)	(5,081,339)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,262,949	$5,126,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Revenue – related party and other	$12,701	$-	$12,701	$-

Direct costs	-	-	-	-

Gross profit (loss)	12,701	-	12,701	-

General, selling and administrative expenses	463,073	413,758	2,325,516	1,475,525
Consulting and professional services	100,000	176,412	361,515	667,298
Total Operating Expense	563,073	590,170	2,687,031	2,142,823

Operating income (loss)	(550,372)	(590,170)	(2,674,330)	(2,142,823)

Other income/(expense)
Other non-operating income	400,000	-	750,000	1,521
Income from employee retention credit	-	-	-	122,682
Gain on sale of asset	-	-	175,000	22,364
Equity method income (loss)	(81,175)	(10,255)	(92,309)	(47,506)
Interest income	945	-	945	-
Interest expense	(105,807)	(98,591)	(300,270)	(279,647)

Net income (loss)	$(336,409)	$(699,016)	$(2,140,964)	$(2,323,409)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	71,432,162	57,255,381	68,420,230	56,209,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited) For the three and nine months ended February 29, 2024

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of May 31, 2023	66,220,306	$6,622	-	-	$9,990,378	$(15,078,339)	$(5,081,339)

Stock based compensation	-	-	-	-	721,110	-	721,110

Net loss	-	-	-	-	-	(1,118,790)	(1,118,790)

Balance as of August 31, 2023	66,220,306	$6,622	-	-	$10,711,488	$(16,197,129)	$(5,479,019)

Stock based compensation	-	-	-	-	235,142	-	235,142

Issuance of shares upon debt conversion	3,904,503	390	-	-	168,601	-	168,991

Net loss	-	-	-	-	-	(685,765)	(685,765)

Balance as of November 30, 2023	70,124,809	$7,012	-	-	$11,115,231	$(16,882,894)	$(5,760,651)

Stock based compensation	-	-	-	-	146,672	-	146,672

Issuance of shares upon debt conversion	1,350,396	136	-	-	51,379	-	51,515

Net loss	-	-	-	-	-	(336,409)	(336,409)

Balance as of February 29, 2024	71,475,205	7,148	-	-	11,313,282	(17,219,303)	(5,898,873)

For the three and nine months ended February 28, 2023

Balance as of May 31, 2022	54,514,765	$5,451	-	-	$9,179,088	$(11,982,488)	$(2,797,949)

Restricted stock issued to consultants	1,272,574	127	-	-	187,130	-	187,257

Stock based compensation	-	-	-	-	133,110	-	133,110

Cumulative effect of accounting changes (See Note 5)	-	-	-	-	(55,918)	16,200	(39,718)

Net loss	-	-	-	-	-	(874,625)	(874,625)

Balance as of August 31, 2022	55,787,339	$5,578	-	-	$9,443,410	$(12,840,913)	$(3,391,925)

Stock based compensation	-	-	-	-	9,625	-	9,625

Issuance of shares upon debt conversion	1,468,042	147	-	-	118,129	-	118,276

Net loss	-	-	-	-	-	(749,768)	(749,768)

Balance as of November 30, 2022	57,255,381	$5,725	-	-	$9,571,164	$(13,590,681)	$(4,013,792)

Stock based compensation	-	-	-	-	9,623	-	9,623

Net loss	-	-	-	-	-	(699,016)	(699,016)

Balance as of February 28, 2023	57,255,381	$5,725	-	-	9,580,787	(14,289,697)	(4,703,185)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended	Nine Months Ended
	February 29, 2024	February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,140,964)	$(2,323,409)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities

Stock based compensation expense	1,102,924	152,358
Restricted stock expense	-	187,257
Depreciation expense	15,299	31,498
Accretion expense	4,632	4,632
Amortization of debt discount	60,549	71,284
Equity method loss (income)	92,309	47,506
Gain on sale of assets	(175,000)	(22,364)

Change in operating assets and liabilities
Receivables	(412,701)	-
Receivables from related party	1,779	-
Prepaid expenses and other current assets	18,857	(6,360)
Accounts payable and accrued liabilities	88,550	81,513
Accrued payroll	677,611	343,667
Accrued interest	182,994	133,617
NET CASH USED IN OPERATING ACTIVITIES	(483,161)	(1,298,801)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of assets	175,000	-
Investment in equity method investment	-	(18,438)
Investment in property, plant and equipment	-	(303)
Investment in oil and gas acquisition and drilling costs	(164,876)	(962,884)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	10,124	(981,625)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debt	440,000	962,423
Repayment of convertible debt	(179,163)	(325,630)
Proceeds from related party note payable	-	200,000
Proceeds from notes payable and revolving note	127,061	798,000
Proceeds from prefunded drilling costs	1,986,450	715,438
PPP loan repayments	(20,103)	(171,812)
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,354,245	2,178,419

Net increase (decrease) in cash and cash equivalents	1,881,208	(102,007)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,754	109,183

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,894,962	$7,176

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition and drilling costs in accounts payable	(193,720)	591,965
Interest paid	56,441	54,627
Conversion of convertible debt	220,506	118,276
Sale of assets in exchange for note payable repayment	-	136,479

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

During the period from June 14, 2011 through December 31, 2020, when the 2011 SORC Agreements were in effect, the Company’s management gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties while implementing underground gravity drainage projects, or UGD. The Company also gained expertise designing, drilling and producing conventional oil wells. Based upon that gained knowledge, as of February 29, 2024, the Company has identified and acquired 45,766 gross acres and 38,153 net acres of mineral property interests in Montana. The Company drilled one exploratory well during May 2022, which has been shut-in pending gaining access to a saltwater disposal well allowing economically feasible water disposal. The Company plans to continue to develop the field, depending on funding.

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (the “Erehwon APA”), and subsequent amendments, with Erehwon Oil & Gas, LLC and Laris Oil & Gas, LLC (collectively, “Erehwon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The amended Erehwon APA specifies calculations for royalty interests and working interests for the first ten well completions and first ten well recompletions and for all additional wells and recompletions thereafter. Lustre, as the Operator named in the Erehwon APA, will acquire initial mineral leases and pay 100% of the costs and the split between Erehwon and Lustre will be 20%/80%. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and first ten completions. Until payout, as defined, is attained, the split between Erehwon and Lustre will be 10% to Erehwon and 90% to Lustre. After payout, the split will be 20% to Erehwon and 80% to Lustre. Any additional wells will be funded 100% by Lustre, with a 20% undivided working interest to Erehwon;. Royalty expense will consist of the sum of royalty interest to the landowner and an overriding royalty interest to two individuals (“Prospect Generators”), not to exceed 6% nor be less than 3%. For the first ten new wells and first ten recompletions, Prospect Generators will receive an amount equal to 5% of the cost of each completed and producing well.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

The Company and Lustre executed a Net Profits Interest Agreement, dated November 24, 2021 (the “NPI Agreement”), with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert”) for the purpose of funding the first well, Olfert #11-4 (the “Well”), under the Erehwon APA. In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs, representing a 5.5% interest in Olfert as of May 31, 2022, based on the carrying value of assets contributed by the Company to Olfert. The total investment recorded by the Company was $19,435. The difference between the $59,935 contribution recorded at the Olfert level and the Investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed. As the Company also currently serves as the manager of Olfert, it exercises significant influence. Accordingly, the amount paid by the Company was recorded as an equity method investment as of February 29, 2024. See further disclosures in Note 8.

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “Cat Creek Agreement”) of Cat Creek Holdings, LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field, located in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the Cat Creek Agreement, the Company invested $448,900 of cash in Cat Creek in exchange for 50% of the ownership interests in Cat Creek. Lipson and Viper each have a 25% ownership interest in Cat Creek in consideration of their respective investments of $224,450. Cat Creek is managed by a board of directors consisting of four directors, two of whom are designated by the Company.

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

Under the terms of a Development Agreement, Texakoma agreed to pay Lustre and Erehwon (jointly, “LOC”), the following amounts: (i) $175,000 on or before July 21, 2023; and (ii) another $175,000 upon the “spudding” of the initial test well subject to rig availability. Upon the spudding of that test well, LOC was required to deliver to Texakoma a partial assignment of an 85% working interest in the oil and gas leases covering the first two initial drilling and spacing units. Under the Development Agreement the first payment was paid by Texakoma in August 2023 and the Company received the second payment of $175,000 in September 2023.

The two test wells have been successfully drilled and Texakoma is obligated to pay 100% of the costs associated with the drilling and completion of the wells. LOC jointly holds an undivided 15% working interest, carried through the tanks, in the wells. Texakoma has the option, but not the obligation, to participate in the development of the remainder of the Lustre Field Prospect, which may be exercised by Texakoma by giving Lustre and Erehwon written notice of its intent to participate within 90 days after the completion rig moves off the second test well location.

If Texakoma duly exercises its option, Texakoma agrees to drill eight additional wells, with LOC having a 15% working interest carried through the tanks and pay LOC $706,603 for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and LOC on a 50:50 basis. Assuming the option exercise, the Company will retain a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

In December 2023, we entered into a Participation Agreement, through Hell Creek Crude LLC, our wholly owned subsidiary, Erehwon, and various accredited investors. The Participation Agreement provided us with $2,034,000 to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also hold $575,000 of our convertible debt, plus accrued interest of $73,317, which indebtedness is included as investments under the Participation Agreement.

Until the total of the $2,682,317 in cash, notes and accrued interest is repaid to the various investors under the terms of the Participation Agreement, the net working interest payments from the Participation Agreement will be split between the various investors and HCC and Erehwon, collectively on a 90%/10% basis. After the repayment to the investors, the split between the investors, on one hand, and HCC and Erehwon, on the other hand, will be on a 50%/50% basis. After the development well is drilled under the Participation Agreement, the investors will have the option to invest in up to two additional wells in the field.

Basic and Diluted Loss per Share

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three- and nine-month periods ended February 29, 2024 and February 28, 2023, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

Equity Method Investment – Investments classified as equity method consist of investments in companies in which the Company can exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. The Company has elected to record its portion of the equity method income (loss) with a two-month lag. Accordingly, the financial results for the equity investment are reported through December 31, 2023. No impairments were recognized for the Company’s equity method investment during the quarter ended February 29, 2024. See Note 11.

Revenue recognition – The Company recognized revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s current revenue is from sales of oil and gas production. Revenue from oil and gas production is recognized based on sales date as reported to the Company by the operators or oil and gas production facilities in which the company has an interest.

Property and Equipment – The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date.

Oil and Gas Acquisition Costs – Oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the company’s Wells and Related Equipment and Facilities accounts. Absent proved reserves, the deferred costs of the well, net of salvage, are charged to expense. All costs of wells drilled to develop proved reserves, along with all costs of equipment necessary to produce and handle the hydrocarbons, are capitalized even if a development well proves dry. Costs are reviewed to determine if impairment has occurred. The Company has incurred oil and gas acquisition and drilling costs totaling $4,518,896 and $4,547,740 as of February 29, 2024 and May 31, 2023, respectively.

	February 29,	May 31,
	2024	2023
Intangible and tangible drilling costs	$3,301,274	$3,410,832
Acquisition costs	1,217,622	1,136,908

Oil and gas acquisition and drilling costs	$4,518,896	$4,547,740

NOTE 4 – CASH AND CASH EQUIVALENTS

Laredo entered a Participation Agreement in exchange for funding for well development costs. The contract requires that participants pay Hell Creek Crude LLC the contract price upon execution of the agreement. The funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling, completing and equipping a well. If something changes, the Company may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to a participant. The funds are used to satisfy the well development costs. Laredo classifies these funds prior to commencement of well development as restricted cash based on guidance codified as under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230-10-50-8. In the event that progress payments are made from these funds, they are recorded as Oil and Gas Acquisition Costs.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	February 29, 2024	May 31, 2023
Cash and cash equivalents	$2,282	$13,754
Restricted cash	1,892,680	-
	$1,894,962	$13,754

Restricted cash is recorded with respect to the advance funding for well development in accordance with the Participation Agreement. See Note 1. These funds are restricted for use for the development of the first well in the Midfork field.

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

The Company’s asset retirement obligation was established in May 2022 when it commenced drilling the Olfert#11-4 well in the Lustre oil field. On February 29, 2024 and May 31, 2023 the asset retirement obligation totaled $72,570 and $67,938, respectively.

The cash flow estimate for the asset retirement obligation is based upon the assumption of a 25-year expected life of the well, discounted using a credit-adjusted risk-free interest rate of 10%.

The Company has recorded accretion expense totaling $1,544 and $4,632 in each of the three-and nine-month periods ending February 29, 2024 and February 28, 2023.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The Company estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental, and political environments. Abandonment and restoration cost estimates are determined in conjunction with the Company’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 5, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

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

On June 22, 2022, the Company assigned the right to purchase up to 356,243 of the 500,000 membership interests in Olfert #11-4 to the Company’s Chief Financial Officer (CFO”) in exchange for his payment of $356,243 of the Company’s capital commitment to Olfert #11-4. On August 15, 2022, the CFO purchased another 109,590 membership interests in the Olfert #11-4 well for $109,590 associated with a capital call to pay additional development costs.

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000 plus interest accrued at an annual rate of 10%. As of February 29, 2024, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

NOTE 9 – NET PROFITS INTEREST AGREEMENT

In January 2022, the Company and Lustre executed the NPI Agreement with Erehwon and Olfert Holdings, to be effective as of November 24, 2021. The NPI Agreement was executed for the purpose of funding the Olfert Well under the Erehwon APA. The NPI Agreement grants Olfert Holdings an “Applicable Percentage” of available funds from the Olfert Well in exchange for Olfert Holdings funding development of the Olfert Well. The “Applicable Percentage” is defined in the NPI Agreement as 90% prior to Payout and 50% after Payout, with “Payout” being defined as the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings, dated to be effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company agreed to make a $500,000 capital contribution, out of a total of $1,500,000 to be raised by Olfert Holdings. During October and November of 2021, the Company received advance payments totaling $1.0 million from four investors, through Lustre, pursuant to the NPI Agreement. The Company was credited with $59,935 of well development costs as part of its capital contribution under the Olfert Holding Operating Agreement. In May 2022, a vendor made an in-kind capital contribution of $83,822 to Olfert Holdings in the form of services rendered. In June 2022, the Company’s Chief Financial Officer invested $356,243 in Olfert Holdings pursuant to the NPI Agreement. These three contributions fulfilled the Company’s initial capital contribution commitment under the Olfert Holdings Operating Agreement. On August 3, 2022, the Company, as Manager of Olfert Holdings, issued a capital call to the investors in Olfert Holdings for payment of an additional $461,440 to cover expenses that Lustre is obligated to pay pursuant to the NPI Agreement. As of February 29, 2024, the investors had paid $358,747 of that capital call. As of February 29, 2024, Lustre had incurred approximately $3,300,000 related to the development of the Olfert Well. The Olfert Well has exceeded its original budget, and there are certain construction costs that have not been satisfied. To pay the amounts owed, the Company issued another capital call to the investors in Olfert Holdings to pay an additional $1.7 million. The investors do not have an obligation to make further investments, and Olfert Holdings did not raise the requested additional amount from that capital call. Subsequently, several unpaid contractors have attached mechanic liens on the Olfert Well. Three creditors have filed a lawsuit for payment against Lustre, the operator of the Olfert Well in Montana. The Company believes that the Olfert Well is still economically viable, and it intends to attempt to raise sufficient additional capital for Olfert Holdings, complete the Olfert Well, and pay all amounts owed to contractors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – NET PROFITS INTEREST AGREEMENT - continued

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings. The initial investment in Olfert Holdings recorded by the Company was $19,435. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed by the Company. In connection with the August 2022 capital call, the Company contributed an additional $18,438 to Olfert Holdings resulting in a 4.2% interest in Olfert Holdings as of February 29, 2024. As the Company currently serves as the manager of Olfert Holdings, the Company exercises significant influence over Olfert Holdings. Accordingly, the amount the Company paid to Olfert Holdings is recorded as an equity method investment as of February 29, 2024.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Company made two option grants to the Chief Executive Officer. One grant for the purchase of 1,000,000 shares of Company’s common stock at a price of $0.066 per share was made on December 13, 2023 and the second option grant for the purchase of 3,925,000 shares of Company’s common stock at a price of $0.06 per share was made on November 27, 2023. The options vested completely at time of grant.

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

The grant date fair value of the stock option grants during the nine months ending February 29, 2024 and February 28, 2023 totaled $1,006,156 and $123,487, respectively. The weighted average assumptions used in calculating these values were based on the following:

	2024	2023
Risk-free interest rate	4.07%	1.85%
Expected dividend yield	0%	0%
Expected volatility	281.3%	314.9%
Expected life of options	5.0 years	6.0 years

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

Share based compensation for stock option grants totaling $49,904 and $9,623 was recorded in general, selling and administrative expense during the three-months ended February 29, 2024 and February 28, 2023 and $1,006,156 and $152,358 was recorded during the nine-months ended February 29, 2024 and February 28, 2023, respectively.

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

Warrants

During the third fiscal quarter ended on February 29, 2024, the Company issued 1,000,000 warrants to purchase common stock at a strike price of $0.06 per share and 260,870 warrants to purchase common stock at a strike price of $0.23 per share. No warrants were issued during the first and second quarters of fiscal year 2024 or during the first three fiscal quarters of 2023. The grant date fair value of the stock warrants during the nine months ending February 29, 2024 totaled $96,768. The Black-Scholes option pricing model is used to estimate the fair value of warrants granted. The weighted average assumptions used in calculating these values included a 3.98% risk free interest rate, a 0% expected dividend yield, a 278.1% expected volatility and a 5 year expected life.

NOTE 11 – NOTES PAYABLE

Convertible Debt

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

In March, April and May of 2023, the Company entered into Securities Purchase Agreements with an accredited investor, pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $212,025 (the “Convertible Notes”), receiving $180,000 in net cash proceeds. The Convertible Notes had an original issue discount of $19,275. The Company deducted $12,750 in additional debt issue costs from the gross proceeds it received from the Convertible Notes. The Company is amortizing a total of $32,025 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. During September 2023, the Company repaid the $70,125 in principal and $2,805 in accrued interest pursuant to a Convertible Note dated March 1, 2023. To satisfy the obligation, the Company issued to the noteholder 1,398,760 shares of the Company’s common stock, at an average price of $0.05214 per share. In November 2023, the Company repaid $93,675 in principal and $2,387 in accrued interest for payment of the note issued in April and partial payment of the note issued in May of 2023. As payment of the notes, the Company issued to the noteholder 2,505,743 shares of the Company’s common stock at an average price of $0.03833 per share. In December 2023, the Company repaid $48,225 in principal and $3,289 in accrued interest satisfying payment of the note issued in May. As payment of the notes, the Company issued 1,350,396 shares of the Company’s common stock to the noteholder at an average price of $0.038147 per share. All of these notes have been repaid.

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

On September 6, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $97,625, receiving $85,000 in net cash proceeds. The convertible promissory note had an original issue discount of $8,875, and $3,750 in debt issue costs were deducted from the gross proceeds. The total of $12,625 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible promissory note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% from the average of the three lowest trading prices during the 15 trading days immediately preceding the conversion. During March and April of 2023, the Company repaid the $97,625 in principal and $4,279 in accrued interest pursuant to the Convertible Note by issuing to the noteholder 1,902,039 shares of the Company’s common stock, at an average price of $0.05358 per share.

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

12% Nine Month Promissory Note

On February 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $66,000 receiving $50,000 in net cash proceeds. The promissory note had an original issue discount of $11,000. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due November 30, 2024 and is repaid with the first installment of $36,960 due August 30, 2024 and three equal installments of $12,320 starting September 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

13% Nine Month Promissory Note

On December 11, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 13% promissory note in the principal amount of $74,750 receiving $60,000 in net cash proceeds. The promissory note had an original issue discount of $9,750. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due September 15, 2024 and is repaid in nine equal installments of $9,385.23 with the first payment due January 15, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

15% Nine Month Promissory Note

On October 26, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $97,750 and received $80,000 in net cash proceeds. The promissory note had an original issue discount of $12,750 and $5,000 in debt issue costs were deducted from the gross proceeds. The Company is amortizing the total of $17,750 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note is due nine months following the date of issuance and accrues interest at 15% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal is due in nine equal monthly payments of $12,490.23, starting on November 30, 2023. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

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

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The notes are secured by the membership interest in Hell Creek Crude, LLC, a wholly owned subsidiary of the Company. Pursuant to this Note Purchase Agreement, during September, October and November 2022, the Company issued four promissory notes in the aggregate principal amount of $290,000 and accrued interest at 10% per annum, later increased to 12% per annum. In December 2022, January 2023 and February 2023, the Company issued three additional promissory notes totaling $250,000. During June 2023 and August 2023, the Company entered into an additional $85,000 of secured convertible promissory notes increasing the aggregate principal issued to $625,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount. The promissory notes accrue interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and are convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. In January 2024, noteholders contributed $575,000 of their notes plus accrued interest of $73,204 to the Participation Agreement pertaining to the three well drilling program in the Midfork Field in Montana (See Footnote 1). The notes will be repaid from funds produced by the first well drilled. In the event of a dry hole, the notes will be reinstated at $648,204 and accrue interest on that amount thereafter.

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

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of February 29, 2024 and May 31, 2023, the Senior Consolidated Note is recorded as current and remains outstanding.

Paycheck Protection Program Loan

	February 29,	May 31,
	2024	2023
Total PPP Loan	$970,956	$986,598
Less amounts classified as current	67,073	449,624

PPP loan, excluding current portion	$903,883	$536,974

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 and as of February 29, 2024, the Company owes $6,925 with respect to the remaining balance on the first Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860.32 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of February 29, 2024, the Company is current and compliant with the restructured payment plan. As of February 29, 2024, the Company owes $964,032 with respect to the remaining balance on the Second Note.

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

Summarized Financial Information

The following table provides summarized financial information for the Company’s ownership interest in Cat Creek accounted for under the equity method for the February 29, 2024 and February 29, 2023 periods presented and has been compiled from respective company financial statements, reflects certain historical adjustments, and is reported on a two-month lag.

Balance Sheet:	As of February 29, 2024	As of May 31, 2023
Current Assets	$88,796	$82,890
Non-current Assets	885,719	941,340
Total Assets	$974,515	$1,024,230

Current Liabilities	$206,214	$83,342
Non-current Liabilities	453,931	441,901
Shareholders’ equity	314,370	498,988
Total Liabilities and Shareholders’ Equity	$974,515	$1,024,230

Results of Operations:	Nine Months Ended February 29, 2024	Nine Months Ended February 28, 2023
Revenue	$488,999	$457,409
Gross Profit	60,338	401,299
Net Loss	$(184,617)	$(74,502)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – EQUITY METHOD INVESTMENT - continued

Olfert 11-4 Holdings

The following table provides summarized financial information for the Company’s ownership interest in Olfert #11-4 Holding, which is accounted for under the equity method for the February 29, 2024 period presented and has been compiled from respective financial statements and reflects certain historical adjustments. Results of operations are excluded for periods prior to the acquisition. See Note 8 for further information.

Balance Sheet:	As of February 29, 2024
Current Assets	$508
Non-current Assets	1,859,195
Total Assets	$1,859,703

Accounts payable	5,750
Shareholders’ equity	1,853,593
Total Liabilities and Shareholders’ Equity	$1,859,703

Results of Operations:	Nine Months Ended February 29, 2024
Revenue	$0
Gross Profit	0
Net Loss	$(0)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On February 4, 2021, Lustre filed a lawsuit captioned Lustre Oil Company LLC and Erehwon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC in the Montana Seventeenth Judicial District Court for Valley County to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property subject to Lustre’s mineral leases. On January 14, 2022, the District Court granted the defendants’ Motion to Dismiss without addressing the merits of Lustre’s quiet title action. Lustre appealed the decision to the Montana Supreme Court. On April 6, 2023, in a unanimous decision, the Montana Supreme Court reversed the District Court’s decision related to Lustre’s quiet title action and remanded the case to the District Court for further proceedings. On June 1, 2023, Lustre filed a First Amended Complaint with the District Court reopening the original suit with a different judge. On February 27, 2024, the Company announced that Lustre entered into a mutually agreeable Settlement Agreement between Lustre, Erehwon Oil & Gas, LLC (“Erehwon”), and A&S Minerals Development Company, LLC (“ASMD”), (the “Settlement Agreement”). The confidential Settlement Agreement contains an undisclosed cash amount and settles the quiet title dispute between the parties. On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the same well. On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the same well. Lustre intends to bring the Olfert 11 well into production as soon as possible and reimburse all unpaid vendors from proceeds from such production.

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

None.

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

Impact of COVID-19 to our Business

The long-term impacts of the global emergence of novel coronavirus 2019 (“COVID-19”) variants on our business are currently unknown. In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak in China to adopt social distancing policies at our locations, including working from home, limiting the number of employees attending meetings, reducing the number of people in our sites at any one time, and suspending employee travel. We anticipate that the global health crisis caused by COVID-19 variants will continue to negatively impact business activity.

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

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0%, subsequently adjusted to 6.0%, of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is not conducting any ongoing operations.

Under the Securities Purchase Agreement with Alleghany, we also entered into a Consulting Agreement, under which Alleghany paid us an aggregate amount of approximately $1.245 million during calendar year 2021 in exchange for our providing Alleghany with one to three years of consulting services from certain of our employees, including Mark See, our Chief Executive Officer. We no longer receive any management fees or reimbursement payments from Alleghany for the compensation of any of our employees.

Current Operations

Prior to December 31, 2020, while implementing underground gravity drainage, or UGD, projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. We began drilling an exploratory well in Montana during May 2022. That well, named the Olfert 11-4 well, has not yet been completed or put into production. More recently, we are continuing our efforts to complete the Olfert 11-4well and begin commercial production. We have also developed relationships with Texakoma Exploration and Production, LLC, or Texakoma, and Erehwon Oil & Gas, LLC, or Erehwon. designed to develop our acquired mineral property acreage. We also have raised $2,034,000 from accredited investors pursuant to a participation agreement to fund the development of up to three wells in the Midfork oil field in Montana. We are continually attempting to raise additional funds to develop our other mineral property interests we have purchased. We also have a 50% interest in the Cat Creek oil field, located in Montana. Our various projects and relationships are described in more detail below. Our ability to secure additional funding will determine whether we can achieve any future production for the acreage, and if we can secure such financing, the pace of field development.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Relationship with Erehwon Oil & Gas, LLC

In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement (the “Erehwon APA”) and subsequent amendments with Erehwon Oil & Gas, LLC (“Erehwon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The amended Erehwon APA specifies calculations for royalty interests and working interests for the first ten well completions and first ten well recompletions and for all additional wells and recompletions thereafter. Lustre will acquire mineral leases and pay 100% of the costs and the split between Erehwon and Lustre will be 20%/80%. Under the amended Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and first ten completions. Until payout as defined is attained, the distribution split between Erehwon and Lustre will be 10%/90%, thereafter, 20%/80%. Any additional wells will be funded 80% by Lustre and 20% by Erehwon.

Royalty expenses for these wells will consist of a royalty interest to the landowner and an overriding royalty interest of between 3% and 6% to two individuals who generated the prospects. Those individuals will also receive an amount equal to 5% of the cost of the first ten new wells we complete and the first ten completed recompletions.

Hell Creek Crude, LLC Midfork Field Production Well

In December 2023, we entered into a Participation Agreement, through Hell Creek Crude, LLC, our wholly owned subsidiary, Erehwon, and various accredited investors. The Participation Agreement provided us with $2,034,000 to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also hold $575,000 of our convertible debt, plus accrued interest of $73,204, which indebtedness is included as investments under the Participation Agreement.

Until the total of the $2,682,204 in cash, notes and accrued interest is repaid to the various investors under the terms of the Participation Agreement, the net working interest payments from the Participation Agreement will be split between the various investors and HCC and Erehwon, collectively on a 90%/10% basis. After the repayment to the investors, the split between the investors, on one hand, and HCC and Erehwon, on the other hand, will be on a 50%/50% basis. After the development well is drilled under the Participation Agreement, the investors will have the option to invest in up to two additional wells in the field.

Olfert 11-4 Montana Well

In January 2022, we executed a Net Profits Interest Agreement with Erehwon and Olfert No. 11-4 Holdings, LLC, or Olfert Holdings, for the purpose of funding the first well, named Olfert #11-4, under the Acquisition and Participation Agreement described above. In exchange for Olfert Holdings’ funding of the development of Olfert #11-4, Olfert Holdings receives 90% of amounts resulting from Olfert #11-4 prior to “Payout” and 50% after “Payout.” The Net Profits Interest Agreement defines “Payout” as the point in time when the aggregate of all ‘Net Profits Interest’ payments made to Olfert Holdings under the agreement equals 105% of the total well development costs.

We also entered into the Olfert Holdings operating agreement, under which we agreed to make a capital contribution to Olfert Holdings in the amount of $500,000, out of a total of $1,500,000 of capital to be raised by Olfert Holdings. As of February 29, 2024, we were credited with a contribution of $78,373 in market value of well development costs, representing a 4.4% interest in Olfert Holdings. Since then, other investors, including our chief financial officer, assumed and funded our remaining capital commitment under the Olfert Holdings operating agreement.

Development Agreement with Texakoma Exploration and Production, LLC

Effective July 18, 2023, Lustre and Erehwon entered into an Exploration and Development Agreement (the “Development Agreement”), with Texakoma. The Development Agreement provides for the exploration and development of the “Lustre Field Prospect” described in the Development Agreement. Lustre and Erehwon are also parties to an existing Acquisition and Participation Agreement, under which those parties agreed to acquire certain oil and gas interests, and drill, complete, re-enter, re-complete, sidetrack, and equip wells, in certain counties in Montana.

Under the terms of a Development Agreement, Texakoma agreed to pay Lustre and Erehwon, jointly, the following amounts: (i) $175,000 on or before July 21, 2023; and (ii) another $175,000 upon the “spudding” of the initial test well subject to rig availability. Upon the spudding of that test well, Lustre and Erehwon were required to deliver to Texakoma a partial assignment of an 85% working interest in the oil and gas leases covering the first two initial drilling and spacing units. The first payment under the Development Agreement was paid by Texakoma at the end of August 2023, and the $175,000 second payment on September 29, 2023.

The two test wells have been successfully drilled and Texakoma is obligated to pay 100% of the costs associated with the drilling and completion of the wells. Lustre and Erehwon jointly have an undivided 15% working interest, carried through the tanks, in the wells. In March 2024, Texakoma exercised its option to participate in the development of the remainder of the Lustre Field Prospect. By exercising its option, Texakoma has agreed to drill eight additional wells, with Lustre and Erehwon having a 15% working interest carried through the tanks, and to pay Lustre $706,603 spread over four months, for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and Lustre and Erehwon, jointly, on a 50:50 basis. Following the Texakoma transaction, we will retain a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

Cat Creek Holdings LLC Investment

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

We anticipate that our agreement with Texakoma described above will produce revenue sufficient to cover our ongoing operating expenses, beginning later in the calendar year 2024. The two exploratory wells drilled by Texakoma have encountered promising levels of oil and have been put into production. Any sales of oil from those wells will be distributed in accordance with the Texakoma agreement on a monthly basis. Until we receive adequate funding from the Texakoma agreement described above, any cash needed for our operations and oil field expansion and development will most likely have to come from the sale of our debt and equity securities.

As an indicator of value for our Montana mineral assets, an independent petroleum engineering firm has provided us with a reserve report estimating proved undeveloped, probable undeveloped and contingent reserves, and forecasts of economics attributable to certain properties in the Western Williston Basin of Montana for oil interests acquired by Lustre. The report estimates that the Lustre reserves may generate cash flow with as much as $67 million in present value, discounted at a rate of 10%.

Currently, there is minimal financial activity at Hell Creek Crude as we await permitting and drilling rig availability.

In 2021, Lustre and Erehwon filed an action for quiet title in the State of Montana against Anadarko Minerals, Inc. and A&S Mineral Development Co, LLC. That action has been settled pursuant to a mutually acceptable settlement agreement.

Our cash and cash equivalents as of February 29, 2024 was $1,894,962. Our total debt outstanding as of February 29, 2024 was $3,890,209, including: (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $970,956 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $903,883 as long-term debt, net of the current portion totaling $67,073, which is classified as a current note payable, (iii) $949,159 bridge financing and short term convertible notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, and (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term.

Results of Operations

The Company recognized revenues totaling $12,701 through their interest in oil and gas sales for the three- and nine-month periods ended February 29, 2024. There are no similar revenues during the three- and nine-month periods ending February 28, 2023. During the nine months ended February 29, 2024 and February 28, 2023, we incurred operating expenses of $2,687,031 and $2,142,823, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The increase in expenses for the nine months ended February 29, 2024, as compared to the same period in 2023, is primarily attributable to these payroll costs and stock-based compensation, offset by a decrease in other professional fees including public relations and advisory services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

During the nine months ended February 29, 2024, we recognized other income and expenses of $175,000 related to the sale of drilling equipment, $350,000 related to the first two payments required under the Texakoma Development Agreement, and a $92,309 equity method loss related to our Cat Creek equity investment. During the nine months ended February 29, 2023, we recognized other income and expenses comprised of (i) the $122,682 we received from the Employee Retention Credit established by the CARES Act, (ii) $47,506 in equity method loss related to our Cat Creek equity investment, and (iii) $23,885 in other income.

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

LAREDO OIL, INC.

(Registrant)

Date: April 19, 2024	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 22, 2024	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director