Form 10-K
period 2024-05-31
Laredo Oil, Inc.
filed 2024-09-30
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

On November 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding shares of common equity held by non-affiliates of the registrant was $2.1 million, based upon the closing price of the common stock on that date on the OTC Bulletin Board.

As of September 13, 2024, there were 73,165,358 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

LAREDO OIL, INC.

EXPLANATORY NOTE

This Annual Report on Form 10-K (this “Form 10-K”) of Laredo Oil, Inc., a Delaware corporation, (the “Company,” “we,” “our,” or “us”) for the year ended May 31, 2024, includes consolidated comparative financial statements and disclosures for the year ended May 31, 2023 which have been restated from the Form 10-K previously filed for the year ended May 31, 2023 with the Securities and Exchange Commission (the “SEC”) on September 23, 2023 (the “2023 Original Filing”).

Reference Note 2 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by this restatement.

Restatement of the Financial Statement for Fiscal Year Ended May 31, 2023

This Form 10-K restates the 2023 Original Filing and related disclosures arising from an impairment analysis during the 2024 audit and the related reaudit of the Company’s fiscal year 2023 financial statements.

The reaudit requirement was authorized by the Company during the audit engagement for the year ended May 31, 2024. For the year ended May 31, 2024, a new auditing firm was engaged to replace the previous auditing firm, BF Borgers CPA PC (“Borgers”), who performed the audit in connection with the financial statements for the fiscal year ended May 31, 2023 included in the 2023 Original Filing.

During the 2024 audit that was in progress, on May 3, 2024 the SEC entered, and the Company became aware of, an order instituting settled administrative and cease-and-desist proceedings against Borgers, which order includes denying Borgers the privilege of appearing or practicing before the SEC as an accountant. The Company and its new auditing firm determined that the 2023 audit performed by Borgers should not be included in the 2024 filing, and the Company expanded its engagement with the new auditing firm to include a reaudit of the 2023 financial statements.

In the course of the 2023 reaudit, procedures were applied that led the Company and the new auditors to believe sufficient audit procedures were not performed by Borgers when auditing the 2023 financial statements.

For the year ended May 31, 2024, management applied accounting procedures to examine the need for an impairment adjustment to the carrying value of its unevaluated oil and natural gas properties. A triggering event related to the evaluation of the economic viability related to the Company’s Olfert 11-4 well on May 31, 2024 was noted. Although negotiation discussions with salt-water disposal well operators in the area have been in progress for over two years, there was no assurance that access would, in fact, be attained in a timely manner. Additionally, the value of the Company’s Cat Creek Holdings, LLC (“Cat Creek”) equity method investment was determined to have no continuing value. The conclusion reached was to impair 100% of the carrying value of the Company’s oil assets associated with the well and the remaining Cat Creek investment balance as of May 31, 2023. The new auditing firm recommends that this higher impairment is more in line with the standard practices within the oil and gas exploration industry during periods in which unevaluated oil wells and loss producing investments are recorded.

Given the combined auditing engagement for 2023 with the audit for 2024, the Company recorded an impairment adjustment as of May 31, 2023 and at May 31, 2024. As a result, our previously issued 2023 financial statements included in the Original Filing should no longer be relied upon.

Except for the changes relating to this impairment adjustment for 2023 and changes relating to asset adjustments, no other changes have been made to the consolidated financial statements for the year ended May 31, 2023. Reference Note 2 to the consolidated financial statements.

References to our website throughout this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this filing.

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

Prior to December 31, 2020, while implementing underground gravity drainage, or UGD, projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. We began drilling an exploratory well in Montana during May 2022. That well, named the Olfert 11-4 well, has not yet been completed or put into production. More recently, we are continuing our efforts to complete the Olfert 11-4 well and begin commercial production. We have also developed relationships with Texakoma Exploration and Production, LLC, or Texakoma, and Erehwon Oil & Gas, LLC, or Erehwon, designed to develop our acquired mineral property acreage. We also have raised $2,034,000 from accredited investors pursuant to a participation agreement to fund the development of up to three wells in the Midfork oil field in Montana. The first well, Reddig 11-21, has been drilled and is in the process of being put into production. We are continually attempting to raise additional funds to develop our other mineral property interests we have purchased. We also have a 50% interest in the Cat Creek oil field, located in Montana. Our various projects and relationships are described in more detail below. Our ability to secure additional funding will determine whether we can achieve any future production for the acreage, and if we can secure such financing, the pace of field development.

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

Hell Creek Crude, LLC Midfork Field Production Well

In December 2023, we entered into a Participation Agreement, through Hell Creek Crude, LLC, our wholly owned subsidiary (“HCC”), Erehwon, and various accredited investors. The Participation Agreement provided us with $2,034,000 to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also hold $575,000 of our convertible debt, plus accrued interest of $73,317, which indebtedness is included as investments under the Participation Agreement.

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

We also entered into the Olfert Holdings operating agreement, under which we agreed to make a capital contribution to Olfert Holdings in the amount of $500,000, out of a total of $1,500,000 of capital to be raised by Olfert Holdings. As of May 31, 2024, we were credited with a contribution of $59,935 in market value of well development costs, representing a 4.4% interest in Olfert Holdings. Since then, other investors, including our Chief Financial Officer, assumed and funded our remaining capital commitment under the Olfert Holdings operating agreement.

As part of our annual impairment analysis and in conjunction with our annual financial audit, we decided to take an accounting impairment charge to reduce the asset value of the Olfert 11-4 well to salvage value. Although we still are working to put the well into production, it has been two years since the well was shut-in pending gaining access to a proximate salt-water disposal well making the well economically viable. Although the asset carrying value of the well has been reduced, we will continue to complete the well and bring it into production.

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

Under the terms of the Development Agreement, Texakoma agreed to pay Lustre and Erehwon, jointly, the following amounts: (i) $175,000 on or before July 21, 2023; and (ii) another $175,000 upon the “spudding” of the initial test well subject to rig availability. Upon the spudding of that test well, Lustre and Erehwon were required to deliver to Texakoma a partial assignment of an 85% working interest in the oil and gas leases covering the first two initial drilling and spacing units. The first payment under the Development Agreement was paid by Texakoma at the end of August 2023, and the second $175,000 payment on September 29, 2023.

The two test wells were successfully drilled and Texakoma paid 100% of the costs associated with the drilling and completion of the wells. Lustre and Erehwon jointly, have an undivided 15% working interest, carried through the tanks, in those two wells. In March 2024, Texakoma exercised its option to participate in the development of the remainder of the Lustre Field Prospect. By exercising its option, Texakoma agreed to drill eight additional wells, with Lustre and Erehwon having a 15% working interest carried through the tanks, and to pay Lustre $706,603 spread over four months, for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. As of May 31, 2024, $377,901 of the contractual amount was settled. The remaining balance was paid as of August 1, 2024. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and Lustre and Erehwon, jointly, on a 50:50 basis.

Following the Texakoma transaction, we retain a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

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

Personnel

As of May 31, 2024, we had five full-time employees and no part-time employees.

Website Access

We make available on our web site our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we file such reports electronically with the Securities and Exchange Commission. Information on our website is not included as part of this report.

Item 1A. Risk Factors

Not Applicable

Item 1B. Unresolved Staff Comments

Not Applicable

Item 1C. Cybersecurity

We have a range of security measures that are designed to protect against the unauthorized access to and misappropriation of our information, corruption of data, intentional or unintentional disclosure of confidential information, or disruption of operations. We have cloud security tools and governance processes designed to assess, identify, and manage material risks from cybersecurity threats. In addition, we maintain an information security training program designed to address phishing and email security, password security, data handling security, cloud security, operational technology security processes, and cyber-incident response and reporting processes.

Our Company is committed to maintaining the highest standards of cybersecurity to protect our data, intellectual property, and customer information from cyber threats. As part of this commitment, we leverage a sophisticated cybersecurity framework that integrates the robust capabilities of the Microsoft cloud ecosystem.  We use an outside third-party cloud provider to provide communication and computer services, including email, internet access and file storage and sharing.  Access passwords are changed on a regular basis.  All employees have received formal training on password controls and on email safety procedures.   Our policy requires all employees to send any suspicious emails to our contracted computer expert for evaluation.  Access to any sensitive databases is on a limited and need-to-know basis.  Should there be a data breach, the board of directors would be immediately notified.  As of the filing date of this report, there has been no cyber security incident encountered to the best of our knowledge.

The Microsoft cloud ecosystem, including Microsoft 365, Azure, SharePoint Online, Microsoft Defender, and Microsoft InTune, forms the backbone of our cybersecurity infrastructure. These platforms offer advanced security features such as data encryption in transit and at rest, network security controls, identity and access management, and threat protection capabilities. Microsoft’s constant investment in cybersecurity research and development ensures that we benefit from cutting-edge security technologies and practices.

Item 2. Properties

In May 2022, Lustre began drilling an exploratory well, named Olfert #11-4, in the Lustre oil field located in northeastern Montana. As of the filing of this report, the Olfert #11-4 well has not been completed and put into production. As a result of the uncertainty surrounding successful well completion and the availability of future funding to develop our acquired mineral rights, we are not providing disclosures of proved reserves until we have updated reserve reports. As part of our annual impairment analysis and in conjunction with our annual financial audit, we decided to take an accounting impairment charge to reduce the asset value of the Olfert #11-4 well to salvage value. Although we still are working to put the well into production, it has been two years since the well was shut-in in September 2022 pending gaining access to a proximate salt-water disposal well making the well economically viable. Although the asset carrying value has been reduced, we plan to complete the well and bring it into production.

As a result of entering into the Texakoma agreement, we have a 15% net working interest in two wells: Olfert 2-36 and Olfert 3-34, both located in Valley County, Montana.

Item 3. Legal Proceedings

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

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190, plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,224.89 and future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay Capex $5,000 per month until the judgement is satisfied.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050, plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued an Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235, plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. A trial date has been set for November 19, 2024. Lustre intends to negotiate ongoing payment terms with Warren Well prior to that date.

On September 16, 2024, Lustre acquired three saltwater disposal wells in Valley County, Montana and will attempt to dewater and bring the Olfert 11-4 well into production as soon as practical and reimburse all unpaid vendors, including Capex, Capstar and Warren Well, from proceeds from such production.

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

Laredo Oil, Inc. High/Low Market Bid Prices ($)

	Fiscal Q1: Jun 2023 — Aug 2023	Fiscal Q2: Sep 2023 — Nov 2023	Fiscal Q3: Dec 2023 — Feb 2024	Fiscal Q4: Mar 2024 — May 2024
High Bid	0.091	0.1301	0.2725	0.81
Low Bid	0.0483	0.0501	0.047	0.191

	Fiscal Q1: Jun 2022 — Aug 2022	Fiscal Q2: Sep 2022 — Nov 2022	Fiscal Q3: Dec 2022 — Feb 2023	Fiscal Q4: Mar 2023 — May 2023
High Bid	0.229	0.1711	0.19	0.162
Low Bid	0.1361	0.081	0.11	0.044

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

Holders

As of September 13, 2024, we had 73,165,358 shares of common stock issued and outstanding, and there were 25 holders of record and more than 700 beneficial holders of our common stock, including those who own their shares through their brokers in “street name.”

Dividends

Since our inception, we have not paid any dividends on our common stock. Our board of directors does not anticipate that it will declare dividends on our common stock in the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Prior to December 31, 2020, while implementing underground gravity drainage, or UGD, projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. We began drilling an exploratory well in Montana during May 2022. That well, named the Olfert 11-4 well, has not yet been completed or put into production. More recently, we are continuing our efforts to complete the Olfert 11-4 well and begin commercial production. We have also developed relationships with Texakoma Exploration and Production, LLC, or Texakoma, and Erehwon Oil & Gas, LLC, or Erehwon, designed to develop our acquired mineral property acreage. We also have raised $2,034,000 from accredited investors pursuant to a participation agreement to fund the development of up to three wells in the Midfork oil field in Montana. The first well, Reddig 11-21, has been drilled and is in the process of being put into production. We are continually attempting to raise additional funds to develop our other mineral property interests we have purchased. We also have a 50% interest in the Cat Creek oil field, located in Montana. Our various projects and relationships are described in more detail below. Our ability to secure additional funding will determine whether we can achieve any future production for the acreage, and if we can secure such financing, the pace of field development.

Development Agreement with Texakoma Exploration and Production, LLC

The agreement with Texakoma described in Item 1 began to produce revenue from the test wells in the first calendar quarter of 2024, but pending access to a saltwater disposal well (“SWD”), neither of the two wells have been put into full production. A third well was drilled by Texakoma in July but also is waiting for SWD access before being put into production. We expect that during late September, access to SWD will be attained and all drilled wells will be completed and put into production shortly thereafter. With SWD well access, we expected that Texakoma will continue its drilling program to complete seven more wells. Texakoma will provide the capital required to drill those additional wells. Once all ten wells are drilled and producing, we expected that the 15% net working interest held by the Company will generate enough revenue to cover our ongoing operating expenses. Until we receive adequate funding from the Texakoma agreement described above, any cash needed for operations and oil field expansion and development will most likely come from the sale of our debt and equity securities.

Hell Creek Crude, LLC Midfork Field Production Well

In December 2023, we entered into a Participation Agreement, through Hell Creek Crude, LLC, our wholly owned subsidiary, Erehwon, and various accredited investors. The Participation Agreement provided us with $2,034,000 of capital to acquire certain leases and to drill the Reddig 11-21 well in the Midfork Field in Montana. Several of the investors contributed $575,000 of our convertible debt, plus accrued interest of $73,317, which indebtedness was canceled and included as investments under the Participation Agreement to be repaid from oil sales from the well.

Until the total of the $2,682,317 in cash, notes and accrued interest is repaid to the various investors under the terms of the Participation Agreement, the net working interest payments from the Participation Agreement will be split between the various investors and HCC and Erehwon, collectively, on a 90%/10% basis. After the repayment to the investors, the split between the investors, on one hand, and HCC and Erehwon, on the other hand, will be on a 50%/50% basis. After the development well is drilled under the Participation Agreement, the investors will have the option to invest in up to two additional wells in the field.

Olfert 11-4 Montana Well

The Olfert 11-4 was drilled in May 2022 and has not been completed or put into production. The well encountered what we believe are economic levels of oil but also encountered saltwater intrusion which requires us to access a proximate SWD well to economically dispose of the saltwater in the well. We are optimistic that in conjunction with attaining a SWD to support the Reddig 11-21 well in the Midfork Field and the Texakoma wells, the Olfert 11-4 well will have access to that SWD well to dispose of encountered saltwater and be economical to complete and put into production. As of May 31, 2023, we took a long-term asset impairment loss with respect to our long-term assets, primarily comprised of the Olfert 11-4 assets.

Additional Acreage North of the Fort Peck Reservation

We are in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork Resources, LLC. The purpose of the package is to prove up portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation.

Results of Operations

Our cash and cash equivalents and restricted cash at May 31, 2024 was $1,990,189. Our total debt outstanding as of May 31, 2024 was $3,212,828, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $954,112 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $887,733 as long-term debt, net of the current portion totaling $66,379, which is classified as a current note payable, (iii) $288,622 short term convertible notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, and (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term.

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

We recognized revenues and direct costs totaling $36,482 and $0, respectively through our interest in oil and gas sales for the year ended May 31, 2024. We had no similar revenues or direct costs during the year ended May 31, 2023 During the years ending May 31, 2024 and 2023, we incurred operating expenses of $3,426,709 and $7,120,223, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The decrease in expenses for the year ended May 31, 2024, as compared to the same period in 2023, is primarily attributable a long-term asset impairment loss which we determined may not be recoverable totaling $4,299,274, recorded during fiscal year ending May 31, 2023, decreases in other professional fees including public relations and advisory services offset by a $940,940 increase in stock-based compensation.

During the year ended May 31, 2024, we recognized other income and expenses of $175,000 related to the sale of drilling equipment, $727,901 offset by $285,412 in direct lease acquisition costs related to payments required under the Texakoma Development Agreement, and an undisclosed payment related to a confidential legal settlement. During the year ended May 31, 2023, we recognized other income and expenses comprised of (i) the $122,682 we received from the Employee Retention Credit established by the CARES Act, and (ii) we recognized a $287,123 impairment loss on our Cat Creek equity investment in addition to the previous $95,454 equity method loss recorded during the quarters.

Recently Issued Accounting Pronouncements

Refer to Note 4 of the Notes to Consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of May 31, 2024, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. This material weakness resulted in the restatement of the Company’s financial statements for the fiscal year ended May 31, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K presents fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Our small size and limited resources have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific oil and gas accounting personnel in our accounting department due to our small size, lack of resources and limited technical accountants on staff. This led to material adjustments to oil and gas investment and asset impairment evaluations. It is difficult for us to effectively segregate accounting duties and have proper financial reporting, which creates a material weakness in internal controls. This lack of segregation of duties and limited personnel leads management to conclude that our financial reporting disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2024 because of a material weakness in our control over financial reporting. Specifically, our management has concluded that our small size and limited resources have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific oil and gas accounting personnel in our accounting department due to our small size, lack of resources and limited technical accountants on staff. This led to material adjustments to oil and gas investment and asset impairment evaluations. It is difficult for us to effectively segregate accounting duties and have proper financial reporting, which creates a material weakness in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended May 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 29, 2024, the name, age, and position of each of our executive officers and directors, and the term of office of each of our executive officers and directors.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	64	Independent Director	March 1, 2011
Michael H. Price	76	Independent Director	August 3, 2012
Mark See	63	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	77	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

To the knowledge of our management, except as noted below, during the past ten years, no present or former director, executive officer or person nominated to become a director, or an executive officer of the Company has:

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended May 31, 2024, we had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to our officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

Our Code of Ethics is included herein by reference to Exhibit 14.1 to this Annual Report on Form 10-K and can be found on our web site at www.laredo-oil.com.

Item 11. Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by us for the last two years ended May 31, 2024 and 2023 with regard to individuals who served as the Principal Executive Officer, the Principal Financial Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)
Mark See (1)	2024	525,000	-	285,046	-	810,046
Chief Executive Officer and Chairman of the Board	2023	525,000	-	-	-	525,000

Bradley E. Sparks (2)	2024	415,000	-	299,879	-	714,879
Chief Financial Officer, Treasurer and Director	2023	415,000	-	-	-	415,000

(1)	In fiscal year 2024, Mr. See’s salary includes $30,358 in cash payments and $494,642 of deferred compensation. In fiscal year 2023, Mr. See’s salary included $212,888 in cash payments, his receipt of equipment valued at $97,760 and $214,352 for deferred compensation. As of May 31, 2024, Mr. See has cumulative deferred compensation of $972,774.

(2)	The amounts shown in 2024 include $30,358 of salary paid in cash and $384,642 in deferred compensation. In fiscal 2023, Mr. Sparks’ salary includes $167,019 of cash payments and $247,981 of deferred compensation. As of May 31, 2024, Mr. Sparks has cumulative deferred compensation of $2,101,563.

Named Executive Officers Compensation and Termination of Employment Provisions

Mark See Pursuant to a letter agreement dated October 16, 2009, and subsequently amended, between us and Mr. See, we pay Mr. See an annual base salary of $495,000 (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $525,000 per year). If Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement) or if Mr. See terminates his employment with us for “Good Reason” (as such term is defined in his change in control agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of his employment.

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

In November and December 2023, our Board of Directors awarded Mr. See fully vested options to purchase 4,925,000 shares of our common stock at $0.066 per share. These were issued to augment and replace earlier option grants that had expired. The options expire in November and December 2033.

As of May 31, 2024, Mr. See has $972,774 of deferred compensation owed to him under his contract, which is the cumulative difference between his contract salary and the actual cash compensation he has received thereunder through May 31, 2024.

Bradley Sparks Pursuant to a letter agreement dated October 20, 2009, as amended, we pay Mr. Sparks an annual base salary of $385,000 (which, together with previously approved annual payments for Mr. Sparks equaling $30,000, is an aggregate of $415,000 per year). If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in letter agreement),, we will pay Mr. Sparks severance equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination; provided, however, that if such termination occurs within 12 months after a Change of Control, such two-year period is increased to a three-year period. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

For calendar year 2021, we paid Mr. Sparks as follows: four (4) equal cash installments of $96,250, less applicable withholding taxes, with the first payment made on or before January 15, 2021; the second payment made on or before April 8, 2021, the third payment made on or before July 8, 2021 and the fourth payment made on or before October 8, 2021. In consideration of the payments above, Mr. Sparks waived our obligations to pay for any severance benefits included in his letter agreement referenced above and terminated the letter agreement effective December 31, 2021. Effective January 1, 2022, our Board of Directors reinstated the terms of the letter agreement that was in place on December 30, 2020.

In June 2023, our Board of Directors awarded Mr. Sparks fully vested options to purchase 6,500,000 shares of our common stock at $0.06 per share. The award comprised a vested options award to purchase 5,000,000 shares and an award to purchase 1,500,000 shares to replace an award dated May 28, 2022 to purchase 1,500,000 shares which was canceled. The options expire on June 23, 2033.

As of May 31, 2024, we owe Mr. Sparks $2,101,563 of cumulative deferred compensation under his letter agreement with us with respect to his compensation. The amount owed under the letter agreement is the cumulative difference between the amount of compensation we owe Mr. Sparks under the agreement and the actual cash compensation he has received under his agreement with us.

Item 11. Executive Compensation - continued

Outstanding equity awards as of May 31, 2024:

(a) Name and Principal Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Bradley E. Sparks CFO, Treasurer & Director	6,500,000	0.06	June 23, 2033

Mark See CEO and Board Chairman	4,925,000	0.066	Nov & Dec 2033

On May 19, 2023, we approved the Laredo Oil, Inc. 2023 Equity Incentive Plan. The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on June 14, 2023 authorizing the number of shares available for issuance thereunder to an aggregate of 20,000,000 shares. The plan will expire ten years after inception, or on May 19, 2033.

In February 2011, we approved the Laredo Oil, Inc. 2011 Equity Incentive Plan. The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011, and was amended in December 2014 to increase the number of shares available for issuance thereunder to an aggregate of 15,000,000 shares. The plan expired in February 2021 and has one grant still in effect for 1,100,000 shares at an exercise price of $0.38 per share, which expires on January 2, 2025.

Director Compensation

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(j) Total ($)
Donald Beckham	50,000	-	60,020	110,020
Michael H. Price	50,000	-	60,020	110,020

Historically, the compensation for each non-employee member of our Board of Directors has been as follows: quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in three equal installments over three years, and fully vested in fiscal 2016. We also reimburse directors for all reasonable expenses associated with attendance at meetings of our Board of Directors. During the last quarter of fiscal year 2022, we suspended cash payments to directors indefinitely. However, such payments were accrued for future payment. During fiscal years 2023 and 2024, no cash payments to directors were made, but were accrued for future payment. On June 23, 2023, we granted fully vested options to purchase 1,500,000 shares of our common stock to each of Mr. Beckham and Mr. Price and simultaneously cancelled the 500,000 option grants to each dated May 28, 2022. Since they are executive officers, Messrs. See and Sparks receive no additional compensation for serving on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of August 29, 2024, the name and address and the number of shares of the Company’s common stock, with a par value of $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each executive officer, director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	13.6%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	5.8%

Mark See (3) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	36,021,676	38.2%

Bradley E. Sparks (4) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	9,324,857	9.9%

Robert Adamo 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	6,662,886	7.1%

Donald Beckham (5) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	3,150,000	3.3%

Michael H. Price (6) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	2,050,000	2.2%

All Directors and Officers as a Group (4 persons)	Direct	50,546,533	53.7%

(1)	All shares owned directly are owned beneficially and of record, and such stockholder has sole voting, investment and dispositive power, unless otherwise noted. Amounts of beneficial ownership include all options to purchase common stock expected to be vested within 60 days after the filing date of this Annual Report on Form 10-K.

(2)	These shares are owned by the spouse of Mr. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)	Includes 12,829,269 shares owned by Mr. See through Bedford Holdings, LLC, 5,423,138 shares owned by Mrs. See through Darlington, LLC, and fully vested options to purchase 4,925,000 shares of common stock at $0.066 per share.

(4)	Includes fully vested options to purchase 6,500,000 shares of common stock at $0.06 per share.

(5)	Includes fully vested options to purchase 1,100,000 shares of common stock at $0.38 per share and 1,500,000 shares of common stock at $0.06 per share.

(6)	Includes fully vested options to purchase 1,500,000 shares of common stock at $0.06 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management - continued

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2024 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	20,000,000	0.061	0	(2)

Total	20,000,000	0.061	0

(1)	Effective May 19, 2023, the holders of a majority of the shares of our common stock took action by written consent to approve our 2023 Equity Incentive Plan, or the “2023 Plan.” Stockholders then owning an aggregate of 31,096,676 shares, or 59.8% of the then issued and outstanding shares of our Common Stock, approved the matter. The 2023 Plan and corresponding agreements are exhibits to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2023. The 2023 Plan reserved 20,000,000 shares of our common stock for issuance to eligible recipients.

(2)	During fiscal year 2024, we granted options to purchase 20,000,000 shares of common stock to employees and contractors. The aforementioned options were issued under the 2023 Equity Incentive Plan, which authorized 20,000,000 shares of our common stock reserved for issuance for directors, employees and contractors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others

As Officers and Directors are related parties, see Items 10, 11 and 12 which disclose option grants and executive compensation and beneficial ownership.

On June 22, 2022, we assigned to our Chief Financial Officer, or CFO, the right to purchase up to 356,243 of the 500,000 membership interests in Olfert #11-4 in exchange for our CFO’s payment of $356,243 of our capital commitment to Olfert #11-4. On August 15, 2022, our CFO purchased an additional 109,590 membership interests in Olfert #11-4 for a payment of $109,590.

On October 26, 2022, we borrowed $150,000 from our CFO pursuant to a demand note bearing an annual interest rate of 10%. The note is secured by a pledge of all of the interests in our wholly owned subsidiary Lustre Oil Company LLC. In February 2023, our CFO made several advances to us, totaling $50,000. On March 15, 2023, we received an additional loan of $30,000 from our CFO. During April and May of 2023, our CFO advanced another $62,099. The total amount of these advances aggregate to $292,099. The October 26, 2022 note and the aforementioned advances, totaling $292,099, were incorporated into a $400,000 note dated November 27, 2023.

Director Independence.

Both Mr. Price and Mr. Beckham serve as “independent” directors based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual consolidated financial statements and the review of consolidated financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $134,575 for the fiscal year ended May 31, 2024 and $134,970 for the fiscal year ended May 31, 2023. BF Borgers CPA PC provided audit for the year ended 2023 and quarterly reviews during fiscal year ended May 31, 2024 . The firms engaged during 2024 and 2023, respectively, provided no other services, other than those listed above for their respective years. Subsequent to May 31, 2024, the Company engaged M&K CPA’s, L.L.P. to provide our audit for the years ended 2024 and 2023.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under paragraph (1) above was $0.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2024 and 2023 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $9,476 and $9,476, respectively.

(4) All Other Fees

During the last two fiscal years ending May 31, 2024 and 2023, respectively there were $0 fees charged by the principal accountants other than those disclosed in (1), (2) and (3) above.

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

LAREDO OIL, INC.
(the “Registrant”)

Date: September 30, 2024	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 30, 2024	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 30, 2024	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: September 30, 2024	By:	/s/ Donald Beckham
Donald Beckham
Director

Date: September 30, 2024	By:	/s/ Michael H. Price
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Laredo Oil, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2024 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct Previously Issued Financial Statements

As discussed in Note 2 to the financial statements, the 2023 financial statements have been restated to correct misstatements discovered during the current year.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financings to fund ongoing operations all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Oil and gas properties

As discussed in Note 4 to the consolidated financial statements, the Company capitalizes certain oil and gas acquisition and drilling costs in unproved and unevaluated properties.

Auditing management’s evaluation of unproved and unevaluated properties can be a significant judgement given the fact that the Company uses managements estimates on future development plans, which are difficult to substantiate.

To evaluate the appropriateness of management’s development plans, we evaluated the key factors and assumptions used to develop the development plans for unproved and unevaluated oil and gas properties as well as management’s disclosure in determining that they are reasonable in relation to the financial statements taken as a whole.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

September 30, 2024

Laredo Oil, Inc.
Consolidated Balance Sheets

	May 31, 2024	May 31, 2023 (Restated)
ASSETS

Current Assets
Cash and cash equivalents and restricted cash	$1,990,189	$13,754
Receivables	8,346	-
Receivables – related party	-	1,779
Prepaid expenses and other current assets	19,941	36,549
Total Current Assets	2,018,476	52,082

Property and Equipment
Oil and gas acquisition and drilling costs	610,663	306,690
Property and equipment, net	135,499	153,428
Total Property and Equipment, net	746,162	460,118

Other assets	40,000	30,000

TOTAL ASSETS	$2,804,638	$542,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,542,976	$2,264,546
Accrued payroll liabilities	3,165,142	2,262,450
Accrued interest	360,848	210,414
Deferred well development costs	4,551,577	1,799,260
Convertible debt, net of debt discount and debt issuance costs	288,622	839,798
Revolving note	1,060,061	933,000
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	66,379	449,624
Total Current Liabilities	12,945,638	9,669,125

Asset retirement obligation	157,394	121,072
Long-term note, net of current portion	887,733	536,974
Total Noncurrent Liabilities	1,045,127	658,046

TOTAL LIABILITIES	13,990,765	10,327,171

Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 and 120,000,000 shares authorized; 71,993,265 and 66,220,206 issued and outstanding as of May 31, 2024 and 2023	7,199	6,622
Additional paid in capital	11,530,169	10,064,603
Accumulated deficit	(22,723,495)	(19,856,196)

Total Stockholders’ Deficit	(11,186,127)	(9,784,971)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,804,638	$542,200

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Operations

	Year Ended May 31, 2024	Year Ended May 31, 2023 (Restated)
Revenue	$36,482	$-

Gross profit (loss)	36,482	-

Lease Operating Expense	23,677	-
General, selling and administrative expenses	2,897,943	2,047,359
Consulting and professional services	448,534	773,590
Impairment expense	56,555	4,299,274
Total Operating Expense	3,426,709	7,120,223

Operating loss	(3,390,227)	(7,120,223)

Other income/(expense)
Other non-operating income	858,693	-
Gain on sale of assets	175,000	-
Income from employee retention credit	-	122,682
Equity method gain loss/impairment	-	(382,577)
Interest expense, net	(510,765)	(509,790)

Net loss	$(2,867,299)	$(7,889,908)

Net loss per share, basic and diluted	$(0.04)	$(0.14)

Weighted average number of basic and diluted common shares outstanding	69,263,157	57,073,239

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statement of Stockholders’ Deficit
For the Years Ended May 31, 2024 and 2023 (Restated)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance at May 31, 2022	54,514,765	$5,451	-	$-	$9,179,088	$(11,982,488)	$(2,797,949)

Cumulative effect of accounting changes	-	-	-	-	(55,918)	16,200	(39,718)

Share based compensation	-	-	-	-	161,984	-	161,984

Gain on sale of asset-related party	-	-	-	-	74,225	-	74,225

Restricted stock issued to consultants	1,272,574	127	-	-	187,130	-	187,257

Issuance of shares upon debt conversion	4,370,081	437	-	-	251,381	-	251,818

Proceeds from issuance of shares	6,062,886	607	-	-	266,713	-	267,320

Net Loss	-	-	-	-	-	(7,889,908)	(7,889,908)

Balance at May 31, 2023 (Restated)	66,220,306	$6,622	-	$-	$10,064,603	$(19,856,196)	$(9,784,971)

	Common Stock		Preferred Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Deficit
Balance at May 31, 2023 (Restated)	66,220,306	$6,622	-	$-	$10,064,603	$(19,856,196)	$(9,784,971)

Share based compensation	-	-	-	-	1,102,924	-	1,102,924

Issuance of shares upon debt conversion	5,772,959	577	-	-	362,642	-	363,219

Net Loss	-	-	-	-	-	(2,867,299)	(2,867,299)

Balance at May 31, 2024	71,993,265	$7,199	-	$-	$11,530,169	$(22,723,495)	$(11,186,127)

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2024	May 31, 2023
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,867,299)	$(7,889,908)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation expense	1,102,924	161,984
Restricted stock expense	-	187,257
Amortization of debt discount	95,059	112,066
Impairment of long-term assets	56,555	4,299,274
Equity method investment loss/impairment	-	382,577
Depreciation	17,929	37,252
Accretion expense	-	59,310
Gain on sale of assets	(175,000)	-
Changes in operating assets and liabilities:
Receivables	(8,346)	-
Receivables from related party	1,779	-
Prepaid expenses and other current assets	6,608	(14,314)
Accounts payable and accrued liabilities	(7,624)	150,132
Accrued payroll liabilities	902,692	620,391
Accrued interest	242,181	187,036

NET CASH USED IN OPERATING ACTIVITIES	(632,542)	(1,706,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	175,000	-
Investment in property, plant and equipment	-	(303)
Investment in oil and gas field acquisition and drilling costs	(38,152)	(911,754)
Investment in equity method investment	-	(18,438)
NET CASH USED IN INVESTING ACTIVITIES	136,848	(930,495)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	515,000	1,142,423
Repayment of convertible debt	(236,985)	(546,059)
Proceeds from note payable – related party	-	292,099
Proceeds from revolving note	127,061	998,000
Repayment of revolving note	-	(127,858)
Proceeds from prefunded billing costs	2,104,000	715,438
PPP loan repayments	(36,947)	(199,354)
Proceeds from sale of common stock	-	267,320

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,472,129	2,542,009

Net change in cash and cash equivalents and restricted cash	1,976,435	(95,429)

Cash and cash equivalents at beginning of period	13,754	109,183

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,990,189	$13,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$78,139	$95,897
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$286,054	$871,509
Long-lived assets in exchange for reduction in deferred compensation – related party	$-	$97,760
Sale of assets in exchange for note payable repayment – related party	$-	$138,000
Initial asset retirement obligation and related liability	$36,322	$-
Cumulative effect of accounting changes	$-	$39,718
Reclassification of convertible debt to contingent liability	$648,317	$-
Conversion of convertible debt to common stock	$363,219	$251,818

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

The Company is an oil exploration and production (“E&P”) company primarily engaged in acquisition and exploration efforts for mineral properties. From its inception in March 2008 through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil using enhanced recovery methods. From June 14, 2011 to December 31, 2020, the Company was a management services company, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for its then sole customer, Stranded Oil Resources Corporation, or SORC, then a wholly owned subsidiary of Alleghany Corporation. The Company performed those services in exchange for a quarterly management fee and the reimbursement of its employee related expenses from SORC, which fees and reimbursements were effectively all of the Company’s revenues prior to the closing of the Securities Purchase Agreement with Alleghany described below. Alleghany no longer pays the Company any management fees or reimbursement payments for the monthly expenses of its employees.

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

As of May 31, 2024, the Company has identified and acquired 45,766 gross acres and 38,153 net acres of mineral property interests in Montana. The Company drilled one exploratory well during May 2022, which has been shut-in pending gaining access to a saltwater disposal well allowing economically feasible water disposal. The Company plans to continue to develop the field, depending on funding.

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

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

The Company and Lustre executed a Net Profits Interest Agreement, dated November 24, 2021 (the “NPI Agreement”), with Erehwon and Olfert No. 11-4 Holdings, LLC (“Olfert”) for the purpose of funding the first well, Olfert #11-4 (the “Well”), under the Erehwon APA. In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs, representing a 5.5% interest in Olfert as of May 31, 2022, based on the carrying value of assets contributed by the Company to Olfert. The total investment recorded by the Company was $19,435. The difference between the $59,935 contribution recorded at the Olfert level and the Investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed. As the Company also currently serves as the manager of Olfert, it exercises significant influence. Accordingly, the amount paid by the Company was recorded as an equity method investment as of May 31, 2024. See further disclosures in Note 10. As part of our annual impairment analysis and in conjunction with our annual financial audit, the Company decided to take an accounting impairment charge to reduce the asset value of the Olfert #11-4 well to salvage value. Although the Company still is working to put the well into production, it has been two years since the well was shut-in in September 2022 pending gaining access to a proximate salt-water disposal well making the well economically viable.

On June 30, 2020, the Company entered into the Limited Liability Company Agreement (the “Cat Creek Agreement”) of Cat Creek Holdings, LLC (“Cat Creek”), a Montana limited liability company formed as a joint venture with Lipson Investments LLC (“Lipson”) and Viper Oil & Gas, LLC (“Viper”) for the purchase of certain oil and gas properties in the Cat Creek Field, located in Petroleum and Garfield Counties in the State of Montana (the “Cat Creek Properties”). In accordance with the Cat Creek Agreement, the Company invested $448,900 of cash in Cat Creek in exchange for 50% of the ownership interests in Cat Creek. Lipson and Viper each have a 25% ownership interest in Cat Creek in consideration of their respective investments of $224,450. Cat Creek is managed by a board of directors consisting of four directors, two of whom are designated by the Company. Based on uncertain economic benefits in the future as evidenced by several years of non-profitable results, the Company has decided to write down the investment and show it has no future value.

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

The two test wells were successfully drilled and Texakoma paid 100% of the costs associated with the drilling and completion of the wells. Lustre and Erehwon jointly have an undivided 15% working interest, carried through the tanks, in those two wells. In March 2024, Texakoma exercised its option to participate in the development of the remainder of the Lustre Field Prospect. By exercising its option, Texakoma agreed to drill eight additional wells, with Lustre and Erehwon having a 15% working interest carried through the tanks, and to pay Lustre $706,603 spread over four months, for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. As of May 31, 2024, Texakoma paid an additional $328,681 in accordance with the contract. The remaining amounts due were paid by the end of first quarter 2025. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and Lustre and Erehwon, jointly, on a 50:50 basis.

Following the Texakoma transaction, we retain a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company’s 2023 financial statements on September 23, 2023, management reconsidered the estimate previously applied in its valuation of the Olfert 11-4 exploratory well drilled in the spring and summer of 2022. The well encountered salt-water in amounts making it uneconomical to operate due to the lack of a proximate salt-water disposal well and was shut-in during September 2022 pending gaining access to a closer disposal well. Two years later, the well remains shut-in as the Company has yet to economically solve the water disposal issue. Until a solution is found, the well is unevaluated and written down, although the Company continues to plan on developing the well if feasible. After experiencing continued losses in its equity method investment in Cat Creek Holdings, LLC, the Company has reconsidered its valuation of the entity and written it down to zero.

The following table summarizes the impacts of the changes in estimates on the Company’s financial statements for each of the periods presented below:

	Impact of correction of error
	As previously reported	Adjustments	As Restated May 31, 2023

Cash and cash equivalents	$13,754	$-	$13,754
Receivables – related party	1,779	-	1,779
Prepaid expenses and other current assets	36,549	-	36,549
Total Current Assets	52,082	-	52,082

Property and Equipment
Oil and gas acquisition and drilling costs	4,547,740	4,241,050	306,690
Property and equipment, net	209,182	55,754	153,428
Total Property and Equipment, net	4,756,922	4,296,804	460,118

Other assets	30,000	-	30,000
Equity method investment – Olfert	37,630	37,630	-
Equity method investment – Cat Creek	249,493	249,493	-

TOTAL ASSETS	$5,126,127	$4,583,927	$542,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,197,975	$66,571	$2,264,546
Accrued payroll liabilities	2,262,450	-	2,262,450
Accrued interest	210,414	-	210,414
Deferred well development costs	1,799,260	-	1,799,260
Convertible debt, net of debt discount and debt issuance costs	839,798	-	839,798
Revolving note	933,000	-	933,000
Note payable – related party	292,099	-	292,099
Note payable – Alleghany, net of debt discount	617,934	-	617,934
Note payable, current portion	449,624	-	449,624
Total Current Liabilities	9,602,554	66,571	9,669,125

Asset retirement obligation	67,938	53,134	121,072
Long-term note, net of current portion	536,974	-	536,974
Total Noncurrent Liabilities	604,912	53,134	658,046

TOTAL LIABILITIES	10,207,466	119,705	10,327,171

Commitments and Contingencies (Note 15)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding
Common stock: $0.0001 par value; 120,000,000 shares authorized; 66,220,206 issued and outstanding as of May 31, 2023	$6,622	-	$6,622
Additional paid in capital	9,990,378	74,225	10,064,603
Accumulated deficit	(15,078,339)	(4,777,857)	(19,856,196)

Total Stockholders’ Deficit	(5,081,339)	(4,703,632)	(9,784,971)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,126,127	$4,583,927	$542,200

Laredo Oil, Inc.
Consolidated Statements of Operations

	As previously reported Year Ended May 31, 2023	Adjustments	Year Ended May 31, 2023 (As Restated)
Revenue	$-	$-	$-

Direct costs	-	-	-

Gross profit (loss)	-	-	-

General, selling and administrative expenses	1,996,695	50,664	2,047,359
Consulting and professional services	773,590	-	773,590
Impairment expense	-	4,299,274	4,299,274
Total Operating Expense	2,770,285	4,349,938	7,120,223

Operating loss	(2,770,285)	(4,349,938)	(7,120,223)

Other income/(expense)
Gain on sale of assets	74,225	(74,225)	-
Income from PPP loan forgiveness and employee retention	122,682	-	122,682
Equity method loss/impairment	(95,454)	(287,123)	(382,577)
Interest expense, net	(443,219)	(66,571)	(509,790)

Net loss	$(3,112,051)	(4,777,857)	$(7,889,908)

Net loss per share, basic and diluted	$(0.05)		$(0.14)

Weighted average number of basic and diluted common shares outstanding	57,073,239		57,073,239

	As previously reported Year Ended		Year Ended
	May 31, 2023	Adjustment	May 31, 2023 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,112,051)	(4,777,857)	$(7,889,908)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation expense	161,984	-	161,984
Restricted stock expense	187,257	-	187,257
Amortization of debt discount	112,066	-	112,066
Impairment of long-term assets	-	4,299,274	4,299,274
Equity method investment loss/impairment	95,454	287,123	382,577
Depreciation	39,722	(2,470)	37,252
Accretion expense	6,176	53,134	59,310
Gain on sale of assets	(72,704)	72,704	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(14,314)	-	(14,314)
Accounts payable and accrued liabilities	150,132	-	150,132
Accrued payroll liabilities	620,391	-	620,391
Accrued interest	185,515	1,521	187,036

NET CASH USED IN OPERATING ACTIVITIES	(1,640,372)	(66,571)	(1,706,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-		-
Investment in property, plant and equipment	(303)	-	(303)
Investment in oil and gas field acquisition and drilling costs	(978,325)	66,571	(911,754)
Investment in equity method investment	(18,438)	-	(18,438)
NET CASH USED IN INVESTING ACTIVITIES	(997,066)	66,571	(930,495

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	1,142,423	-	1,142,423
Repayment of convertible debt	(546,059)	-	(546,059)
Proceeds from note payable – related party	292,099	-	292,099
Proceeds from revolving note	998,000	-	998,000
Repayment of revolving note	(127,858)	-	(127,858)
Proceeds from prefunded billing costs	715,438	-	715,438
PPP loan repayments	(199,354)	-	(199,354)
Proceeds from sale of common stock	267,320	-	267,320

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,542,009	-	2,542,009

Net change in cash and cash equivalents	(95,429)	-	(95,429)

Cash and cash equivalents at beginning of period	109,183	-	109,183

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,754	-	$13,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$95,897	-	$95,897
Cash paid for income taxes	$-	-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$804,938	66,571	$871,509
Long-lived assets in exchange for reduction in deferred compensation – related party	$97,760	-	97,760
Sale of assets in exchange for note payable repayment – related party	$136,479	1,521	138,000
Cumulative effect of accounting changes	-	39,718	39,718
Conversion of convertible debt to common stock	$251,818		251,818

Consolidated Statement of Stockholders’ Deficit

							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Deficit

Balance at May 31, 2023 -as previously reported	66,220,306	6,622	-	-	9,990,378	(15,078,339)	(5,081,339)

Gain on sale of related party asset	-	-	-	-	74,225	-	74,225

Net Loss adjustments	-	-	-	-	-	(4,777,857)	(4,777,857)

Balance at May 31, 2023 (Restated)	66,220,306	$6,622	-	$-	$10,064,603	$(19,856,196)	$(9,784,971)

NOTE 3 – GOING CONCERN

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

The Company’s management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to (a) controlling overhead and expenses; (b) raising funds connected with specific well development; and (c) raising funds through notes payable and convertible debt to expand and fund property acquisitions exploration and development as well as maintaining operations. The Company has worked to attract and retain key personnel with significant experience in the industry. At the same time, to control costs, the Company has required several of its personnel to multi-task and cover a wider range of responsibilities to manage the Company’s headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - Management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Laredo Oil and its subsidiaries after elimination of intercompany balances and transactions.

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the years ended May 31, 2024 and 2023, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

Equity Method Investment - Investments classified as equity method consist of investments in companies in which the Company can exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. Based on uncertain economic benefits in the future as evidenced by several years of non-profitable results, the Company has decided to impair its investments in Cat Creek Holdings, LLC and Olfert No. 11-4 Holdings, LLC to reflect no current value. See Note 16.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue recognition - The Company recognized revenue in accordance with ASC 606, Revenue from Contracts with Customers. Crude oil revenue is recognized when we have transferred control of crude oil production to the purchaser. We consider the transfer of control to have occurred when the purchaser has the ability to direct the use of, and obtain substantially all of the remaining benefits from the crude oil production. We record revenues based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes based on company-measured volume readings. We then adjust our crude oil sales in subsequent periods based on the data received from our purchasers that reflects actual volumes delivered and prices received. We receive payment for sales one to two months after actual delivery has occurred. The differences in sales estimates and actual sales are recorded one to two months later. Where the Company is not the operator, revenue from oil and gas production is recognized based on sales date as reported to the Company by the operators of oil production facilities in which the company has an interest.

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2024 and 2023. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

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

	May 31, 2024	May 31, 2023
Cash and cash equivalents	$127,126	$13,754
Restricted cash	1,863,063	-
	$1,990,189	$13,754

Restricted cash is recorded with respect to the advance funding for well development in accordance with the Participation Agreement. See Note 1. These funds are restricted for use for the development of the first well in the Midfork field.

Prepaid expenses and other current assets - Prepaid expenses and other current assets are primarily comprised of prepaid legal fees which are recorded as expense upon work performance and prepaid directors’ and officers’ insurance which is recorded and amortized to expense over the 12-month contract life.

Oil and gas acquisition and drilling costs - Oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the company’s Wells and Related Equipment and Facilities accounts. Costs are reviewed annually to determine if impairment has occurred. As a result of the uncertainty surrounding successful well completion and the availability of future funding to develop our acquired mineral rights, we are not providing disclosures until we have proved reserves requiring such disclosures. As part of our annual impairment analysis and in conjunction with our annual financial audit, the Company decided to take an accounting impairment charge to reduce the asset value of the Olfert #11-4 well to salvage value, retroactive to May 31, 2023. Although we still are working to put the well into production, it has been two years since the well was shut-in in September 2022 pending gaining access to a proximate salt-water disposal well making the well economically viable. In conjunction with the Texakoma agreement, two wells have been drilled but are unevaluated pending successful and economical disposal of water encroachment encountered. As they currently are not producing economical volumes of crude oil and in the absence of a reserve report identifying proved reserves, the Company has impaired those investments. Unevaluated properties lease and bonus costs are capitalized while landman and legal cost of acquiring properties are expensed as incurred.

Subsequent to the impairment, the Company has recorded oil and gas acquisition and drilling costs totaling $610,663 and $306,690 as of May 31, 2024 and 2023, respectively.

	May 31,	May 31,
	2024	2023 (restated)
Intangible and tangible drilling costs	$382,259	$-
Lease acquisition costs	228,404	306,690

Oil and gas acquisition and drilling costs	$610,663	$306,690

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and equipment - The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of five to seven years are used for vehicles and machinery. Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value, if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Repairs and maintenance costs are expensed in the period incurred. During 2024, the Company disposed drilling equipment for $175,000 which had been previously impaired to $0. In 2023, the Company recorded non-cash proceeds related to the disposal of vehicles and equipment totaling $97,760 to satisfy unpaid salary to a related party. In August 2022, the Company repaid the principal and interest on a related party note totaling $138,000, in exchange for property, plant and equipment. The two equipment disposals in fiscal year 2023 resulted in a gain totaling $74,225 which is recognized in additional paid in capital due to the related party nature of the transactions.

The depreciation recorded for the year ended May 31, 2024 and 2023 was $17,929 and $37,252.

	May 31,	May 31,
	2024	2023
Vehicles and equipment	$193,766	$193,766
Less: Accumulated depreciation	58,267	40,338

Property and equipment, net	$135,499	$153,428

Asset retirement obligations - The Company records a liability for Asset Retirement Obligations (“AROs”) associated with its oil and gas wells when the legal obligation arises. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the ARO liability is accreted to its then-present value.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Debt issue costs - Costs incurred in connection with the issuance of long-term debt are presented as a direct deduction from the carrying value of the related debt and amortized over the term of the related debt.

Fair value of financial instruments - Fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities in active markets and have the highest priority.

●	Level 2 – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly.

●	Level 3 – Unobservable inputs for the financial asset or liability and have the lowest priority.

The carrying value of cash, accounts receivable, other current assets, accounts payable, accrued liabilities, as reflected in the consolidated balance sheets, approximate fair value, due to the short-term maturity of these instruments. The carrying value of notes payable approximates their fair value due to immaterial changes in market interest rates and the Company’s credit risk since issuance of the instruments or due to their short-term nature.

Share based compensation - FASB ASC 718, Compensation - Stock Compensation prescribes accounting and reporting standards for all stock-based payment awards to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. Stock-based payment awards may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity’s past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

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

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income taxes - The Company accounts for income taxes by the asset and liability method in accordance with FASB ASC 740, Income Taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current year. Deferred income tax assets and liabilities are recognized in the current year for temporary differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Reclassifications - Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

Recently issued accounting pronouncements - The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

The Company’s asset retirement obligation was established in May 2022, when it commenced drilling the Olfert#11-4 well in the Lustre oil field. In connection with the uncertainties surrounding the viability of the Olfert#11-4 well and the resulting impairment of the long-term assets, the Company recorded the full estimated value of the related asset retirement obligation. In fiscal 2024, the Company recorded an additional asset retirement obligation based on their working interest in two additional wells and recorded $36,322 as impairment expense. The Company’s accretion expense totaling $0 and $59,310 was recorded in the years ending May 31, 2024 and 2023, respectively. On May 31, 2024 and May 31, 2023, the asset retirement obligation totaled $157,394 and $121,072, respectively.

NOTE 6 – PAYROLL LIABILITIES

The Company has accrued payroll liabilities to record amounts owed under employee contracts but not paid when due. The Company has been cash constrained for most of its existence and has asked key officers to defer portions of salary until Company cash flows improve or there is a liquidity event. Cash amounts paid are subtracted from contractual obligations and the remaining amounts due are recorded as payroll liabilities. Both the Company’s CEO and CFO have agreed to defer salaries owed under their contracts and are recorded as payroll liabilities.

NOTE 7 – DEFERRED WELL DEVELOPMENT COSTS

The Company records investor investments in individual oil wells as a liability totaling $4,551,577 and $1,799,260 as of May 31, 2024 and 2023, respectively. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. As well related cash is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split. The balance recorded shows amounts invested in wells Olfert 11-4 and Reddig 11-21, both located in Valley County, Montana.

NOTE 8 – FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The estimated fair value of oil and gas properties and the asset retirement obligation incurred in the drilling of oil and gas wells or assumed in the acquisitions of additional oil and gas working interests are based on an estimated discount cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flow model include future commodity prices, projections of estimated quantities of oil and gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 4 for additional information regarding oil and gas property acquisitions.

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

NOTE 9 – EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. For the years ended May 31, 2024 and 2023, respectively, options to purchase 21,100,000 and 5,925,000 shares of common stock, and 312,109 and 9,052,453 shares underlying convertible debt outstanding, were not included in the computation of diluted earnings/(loss) per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2024	2023 (Restated)
Numerator - net loss attributable to common stockholders	$(2,867,299)	$(7,889,908)

Denominator - weighted average number of common shares outstanding	69,263,157	57,073,239

Basic and diluted earnings/(loss) per common share	$(0.04)	$(0.14)

NOTE 10 – RELATED PARTY TRANSACTIONS

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

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000 plus interest accrued at an annual rate of 10%. As of May 31, 2024, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

As disclosed in Note 11, in May 2023 the Company received funds pursuant to a Stock Purchase Agreement with Mr. Adamo, an accredited investor to purchase 6,062,886 restricted shares of the Company’s common stock at a purchase price of $0.0441 per share, totaling $267,320. As a result of this investment, he holds greater than 5% of the Company’s outstanding shares. Prior to becoming a shareholder, in November 2022, Mr. Adamo also invested $100,000 pursuant to the Secured Convertible Debt under the terms as disclosed in Note 13.

Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by us for the last two years ended May 31, 2024 and 2023 with regard to individuals who served as the Principal Executive Officer, the Principal Financial Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)
Mark See (1)	2024	525,000	-	285,046	-	810,046
Chief Executive Officer and Chairman of the Board	2023	525,000	-	-	-	525,000

Bradley E. Sparks (2)	2024	415,000	-	299,879	-	714,879
Chief Financial Officer, Treasurer and Director	2023	415,000	-	-	-	415,000

(1)	In fiscal year 2024, Mr. See’s salary includes $30,358 in cash payments and $494,642 of deferred compensation. In fiscal year 2023, Mr. See’s salary included $212,888 in cash payments, his receipt of equipment valued at $97,760 and $214,352 for deferred compensation. As of May 31, 2024, Mr. See has cumulative deferred compensation of $972,774.

(2)	The amounts shown in 2024 include $30,358 of salary paid in cash and $384,642 in deferred compensation. In fiscal 2023, Mr. Sparks’ salary includes $167,019 of cash payments and $247,981 of deferred compensation. As of May 31, 2024, Mr. Sparks has cumulative deferred compensation of $2,101,563.

Named Executive Officers Compensation and Termination of Employment Provisions

Mark See Pursuant to a letter agreement dated October 16, 2009, and subsequently amended, between us and Mr. See, we pay Mr. See an annual base salary of $495,000 (which, together with previously approved allowances for Mr. See equaling $30,000, is an aggregate of $525,000 per year). If Mr. See is terminated by us without “Cause” (as such term is defined in the letter agreement) or if Mr. See terminates his employment with us for “Good Reason” (as such term is defined in his change in control agreement), we will pay severance to Mr. See equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination, provided that if such termination occurs within 12 months after a Change of Control, such two-year period shall be increased to a three-year period. In addition, Mr. See will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of his employment.

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

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

In November and December 2023, our Board of Directors awarded Mr. See fully vested options to purchase 4,925,000 shares of our common stock at $0.066 per share. These were issued to augment and replace earlier option grants that had expired. The options expire in November and December 2033.

As of May 31, 2024, Mr. See has $972,774 of deferred compensation owed to him under his contract, which is the cumulative difference between his contract salary and the actual cash compensation he has received thereunder through May 31, 2024.

Bradley Sparks Pursuant to a letter agreement dated October 20, 2009, as amended, we pay Mr. Sparks an annual base salary of $385,000 (which, together with previously approved annual payments for Mr. Sparks equaling $30,000, is an aggregate of $415,000 per year). If Mr. Sparks is terminated by us without “Cause” (as such term is defined in the letter agreement) or if Mr. Sparks terminates his employment with us for “Good Reason” (as such term is defined in the change in letter agreement),, we will pay Mr. Sparks severance equal to 100% of his then-current annualized base salary, and any bonuses earned, paid out on a pro rata basis over our regular payroll schedule over the two-year period following the effective date of such termination; provided, however, that if such termination occurs within 12 months after a Change of Control, such two-year period is increased to a three-year period. In addition, Mr. Sparks will continue to receive all applicable benefits under our standard benefits plans currently available to other senior executives, for a period not to exceed 24 months following the termination of employment.

For calendar year 2021, we paid Mr. Sparks as follows: four (4) equal cash installments of $96,250, less applicable withholding taxes, with the first payment made on or before January 15, 2021; the second payment made on or before April 8, 2021, the third payment made on or before July 8, 2021 and the fourth payment made on or before October 8, 2021. In consideration of the payments above, Mr. Sparks waived our obligations to pay for any severance benefits included in his letter agreement referenced above and terminated the letter agreement effective December 31, 2021. Effective January 1, 2022, our Board of Directors reinstated the terms of the letter agreement that was in place on December 30, 2020.

In June 2023, our Board of Directors awarded Mr. Sparks fully vested options to purchase 6,500,000 shares of our common stock at $0.06 per share. The award comprised a vested options award to purchase 5,000,000 shares and an award to purchase 1,500,000 shares to replace an award dated May 28, 2022 to purchase 1,500,000 shares which was canceled. The options expire on June 23, 2033.

As of May 31, 2024, we owe Mr. Sparks $2,101,563 of cumulative deferred compensation under his letter agreement with us with respect to his compensation. The amount owed under the letter agreement is the cumulative difference between the amount of compensation we owe Mr. Sparks under the agreement and the actual cash compensation he has received under his agreement with us.

Outstanding equity awards as of May 31, 2024:

(a) Name and Principal Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Bradley E. Sparks CFO, Treasurer & Director	6,500,000	0.06	June 23, 2033

Mark See CEO and Board Chairman	4,925,000	0.066	Nov & Dec 2033

On May 19, 2023, we approved the Laredo Oil, Inc. 2023 Equity Incentive Plan. The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on June 14, 2023 authorizing the number of shares available for issuance thereunder to an aggregate of 20,000,000 shares. The plan will expire ten years after inception, or on May 19, 2033.

In February 2011, we approved the Laredo Oil, Inc. 2011 Equity Incentive Plan. The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011, and was amended in December 2014 to increase the number of shares available for issuance thereunder to an aggregate of 15,000,000 shares. The plan expired in February 2021 and has one grant still in effect for 1,100,000 shares at an exercise price of $0.38 per shares and which expires on January 2, 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

Director Compensation

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(j) Total ($)
Donald Beckham	50,000	-	60,020	110,020
Michael H. Price	50,000	-	60,020	110,020

Historically, the compensation for each non-employee member of our Board of Directors has been as follows: quarterly cash payment of $12,500 payable mid-quarter in arrears, 500,000 shares of restricted common stock vesting in three equal installments over three years, and fully vested in fiscal 2016. We also reimburse directors for all reasonable expenses associated with attendance at meetings of our Board of Directors. During the last quarter of fiscal year 2022, we suspended cash payments to directors indefinitely. However, such payments were accrued for future payment. During fiscal years 2023 and 2024, no cash payments to directors were made, but were accrued for future payment. On June 23, 2023, we granted fully vested options to purchase 1,500,000 shares of our common stock to each of Mr. Beckham and Mr. Price and simultaneously cancelled the 500,000 option grants to each dated May 28, 2022. Since they are executive officers, Messrs. See and Sparks receive no additional compensation for serving on the Board of Directors.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of August 29, 2024, the name and address and the number of shares of the Company’s common stock, with a par value of $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each executive officer, director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	13.6%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	5.8%

Mark See (3) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	36,021,676	38.2%

Bradley E. Sparks (4) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	9,324,857	9.9%

Robert Adamo 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	6,662,886	7.1%

Donald Beckham (5) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	3,150,000	3.3%

Michael H. Price (6) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	2,050,000	2.2%

All Directors and Officers as a Group (4 persons)	Direct	50,546,533	53.7%

(1)	All shares owned directly are owned beneficially and of record, and such stockholder has sole voting, investment and dispositive power, unless otherwise noted. Amounts of beneficial ownership include all options to purchase common stock expected to be vested within 60 days after the filing date of this Annual Report on Form 10-K.

(2)	These shares are owned by the spouse of Mr. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)	Includes 12,829,269 shares owned by Mr. See through Bedford Holdings, LLC, 5,423,138 shares owned by Mrs. See through Darlington, LLC, and fully vested options to purchase 4,925,000 shares of common stock at $0.066 per share.

(4)	Includes fully vested options to purchase 6,500,000 shares of common stock at $0.06 per share.

(5)	Includes fully vested options to purchase 1,100,000 shares of common stock at $0.38 per share and 1,500,000 shares of common stock at $0.06 per share.

(6)	Includes fully vested options to purchase 1,500,000 shares of common stock at $0.06 per share.

NOTE 10 – RELATED PARTY TRANSACTIONS - continued

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2024 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	20,000,000	0.061	0	(2)

Total	20,000,000	0.061	0

(1)	Effective May 19, 2023, the holders of a majority of the shares of our common stock took action by written consent to approve our 2023 Equity Incentive Plan, or the “2023 Plan.” Stockholders then owning an aggregate of 31,096,676 shares, or 59.8% of the then issued and outstanding shares of our Common Stock, approved the matter. The 2023 Plan and corresponding agreements are exhibits to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2023. The 2023 Plan reserved 20,000,000 shares of our common stock for issuance to eligible recipients.

(2)	During fiscal year 2024, we granted options to purchase 20,000,000 shares of common stock to employees and contractors. The aforementioned options were issued under the 2023 Equity Incentive Plan, which authorized 20,000,000 shares of our common stock reserved for issuance for directors, employees and contractors.

NOTE 11 – STOCKHOLDERS’ DEFICIT

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

The fair value of the stock option grants, as of the respective grant date, during the years ending May 31, 2024 and 2023 amounted to approximately $1,006,156 and $123,487, respectively. The weighted average assumptions used in calculating these values were based on the following:

	2024	2023
Risk-free interest rate	3.99%	2.94%
Expected dividend yield	0%	0%
Expected volatility	281.3%	315.1%
Expected life of options	5.0 years	6.0 years

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

NOTE 11 – STOCKHOLDERS’ DEFICIT - continued

The Company recorded share-based compensation for stock option grants totaling $1,006,156 and $161,984 in general, selling and administrative expense during the year ended May 31, 2024 and 2023, respectively.

Stock Options

As of May 31, 2024 and 2023, there were 0 and 618,776 unvested and unrecognized shares. As of May 31, 2023, unrecognized compensation cost related to nonvested stock options amounted to $45,287.

The following table summarizes information about options granted during the years ended May 31, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2022	5,275,000	$0.16
Options granted and assumed	650,000	0.19
Options expired	-	-
Options cancelled, forfeited	-	-
Options exercised	-	-

Balance, May 31, 2023	5,925,000	$0.16
Options granted and assumed	20,000,000	0.06
Options expired	-	-
Options cancelled, forfeited	(4,825,000)	0.16
Options exercised	-	-

Balance, May 31, 2024	21,100,000	$0.08

All stock options are exercisable upon vesting. As of May 31, 2024 and 2023, respectively there were 21,100,000 and 5,306,224 vested options outstanding.

As of May 31, 2024 and 2023, 21,100,000 and 5,925,000 options are outstanding at a weighted average exercise price of $0.08 and $0.16, respectively.

Restricted Stock

In May 2023 the Company received funds pursuant to a Stock Purchase Agreement with an accredited investor to purchase 6,062,886 restricted shares of the Company’s common stock at a purchase price of $0.0441 per share, totaling $267,320. The shares have not been registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were issued to the investor in reliance upon exemptions from such registration. The investor is aware of the provisions of Rule 144 promulgated under the Securities Act.

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

NOTE 11 – STOCKHOLDERS’ DEFICIT - continued

Warrants

During the third fiscal quarter ended on February 29, 2024, the Company issued 1,000,000 warrants to purchase common stock at a strike price of $0.06 per share and 260,870 warrants to purchase common stock at a strike price of $0.23 per share. No other warrants were issued during fiscal year 2024 or during fiscal year 2023. The grant date fair value of the stock warrants during the year ending May 31, 2024 totaled $96,768. The Black-Scholes option pricing model is used to estimate the fair value of warrants granted. The weighted average assumptions used in calculating these values included a 3.98% risk free interest rate, a 0% expected dividend yield, a 278.1% expected volatility and a 5 year expected life.

NOTE 12 – NET PROFITS INTEREST AGREEMENT

In January 2022, the Company and Lustre executed the NPI Agreement with Erehwon and Olfert Holdings, to be effective as of November 24, 2021. The NPI Agreement was executed for the purpose of funding the Olfert Well under the Erehwon APA. The NPI Agreement grants Olfert Holdings an “Applicable Percentage” of available funds from the Olfert Well in exchange for Olfert Holdings funding development of the Olfert Well. The “Applicable Percentage” is defined in the NPI Agreement as 90% prior to Payout and 50% after Payout, with “Payout” being defined as the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings, dated to be effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company agreed to make a $500,000 capital contribution, out of a total of $1,500,000 to be raised by Olfert Holdings. During October and November of 2021, the Company received advance payments totaling $1.0 million from four investors, through Lustre, pursuant to the NPI Agreement. The Company was credited with $59,935 of well development costs as part of its capital contribution under the Olfert Holding Operating Agreement. In May 2022, a vendor made an in-kind capital contribution of $83,822 to Olfert Holdings in the form of services rendered. In June 2022, the Company’s Chief Financial Officer invested $356,243 in Olfert Holdings pursuant to the NPI Agreement. These three contributions fulfilled the Company’s initial capital contribution commitment under the Olfert Holdings Operating Agreement. On August 3, 2022, the Company, as Manager of Olfert Holdings, issued a capital call to the investors in Olfert Holdings for payment of an additional $461,440 to cover expenses that Lustre is obligated to pay pursuant to the NPI Agreement. As of May 31, 2024, the investors had paid $358,747 of that capital call. As of May 31, 2024, Lustre had incurred approximately $3,300,000 related to the development of the Olfert Well. The Olfert Well has exceeded its original budget, and there are certain construction costs that have not been satisfied. To pay the amounts owed, the Company issued another capital call to the investors in Olfert Holdings to pay an additional $1.7 million. The investors do not have an obligation to make further investments, and Olfert Holdings did not raise the requested additional amount from that capital call. Subsequently, several unpaid contractors have attached mechanic liens on the Olfert Well. Three creditors have filed a lawsuit for payment against Lustre, the operator of the Olfert Well in Montana. The Company believes that the Olfert Well is still economically viable, and it intends to attempt to raise sufficient additional capital for Olfert Holdings, complete the Olfert Well, and pay all amounts owed to contractors.

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings. The initial investment in Olfert Holdings recorded by the Company was $19,435. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed by the Company. In connection with the August 2022 capital call, the Company contributed an additional $18,438 to Olfert Holdings resulting in a 4.2% interest in Olfert Holdings as of May 31, 2024. As the Company currently serves as the manager of Olfert Holdings, the Company exercises significant influence over Olfert Holdings.

As part of our annual impairment analysis and in conjunction with our annual financial audit, we decided to take an accounting impairment charge to reduce the asset value of the Olfert #11-4 well to salvage value, if any. Although we still are working to put the well into production, it has been two years since the well was shut-in in September 2022 pending gaining access to a proximate salt-water disposal well making the well economically viable. Although the asset carrying value has been reduced, we will continue to investigate options to complete the well and bring it into production.

NOTE 13 – NOTES PAYABLE

Convertible Debt

On December 29, 2023, the Company entered into a Securities Purchase Agreements with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $60,500, receiving $50,000 in net cash proceeds. The convertible promissory notes had an original issue discount of $5,500. An additional $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The total of $10,500 recorded by the Company as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% to the average of the three lowest bid prices during the 15 trading days immediately preceding the conversion.

NOTE 13 – NOTES PAYABLE - continued

On November 27, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $66,000, receiving $55,000 in net cash proceeds. The convertible promissory note had an original issue discount of $6,000. Further, $5,000 debt issue costs were deducted from the gross proceeds. The total of $11,000 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest closing bid prices during the 15 trading days immediately preceding the conversion. On May 28, 2024 and May 30, 2024, the note was converted into 174,675 shares of the Company’s common stock at an average price of $0.393 per share in full satisfaction of the note. No gain or loss was recognized from the transaction.

On September 6, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $71,225, receiving $60,000 in net cash proceeds. The convertible promissory note had an original issue discount of $6,475. Further $4,750 debt issue costs were deducted from the gross proceeds. The total of $11,225 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% of the average of the three lowest closing bid prices during the 15 trading days immediately preceding the conversion. On March 14, 2024 and March 15, 2024, the note was converted into 343,385 shares of the Company’s common stock at an average price of $0.21572 per share in full satisfaction of the note. No gain or loss was recognized from the transaction.

In March, April and May of 2023, the Company entered into Securities Purchase Agreements with an accredited investor, pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $212,025 (the “Convertible Notes”), receiving $180,000 in net cash proceeds. The Convertible Notes had an original issue discount of $19,275. The Company deducted $12,750 in additional debt issue costs from the gross proceeds it received from the Convertible Notes. The Company is amortizing a total of $32,025 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% (30% for the April 2023 note) of the average of the three lowest closing bid prices during the 15 trading days immediately preceding the conversion. During September 2023, the Company converted the $70,125 in principal and $2,805 in accrued interest pursuant to a Convertible Note dated March 1, 2023. To satisfy the obligation, the Company issued to the noteholder 1,398,760 shares of the Company’s common stock, at an average price of $0.05214 per share. No gain or loss was recognized from the transaction. In November 2023, the Company converted $59,675 in principal and $2,387 in accrued interest for settlement of the note issued in April and also converted $34,000 as a partial principal settlement of the note issued in May of 2023. As settlement of the notes, the Company issued to the noteholder 2,505,743 shares of the Company’s common stock at an average price of $0.03833 per share. No gain or loss was recognized from the transaction. In December 2023, the Company converted an additional $48,225 in principal and $3,289 in accrued interest to stock satisfying payment of the note issued in May through issuance of 1,350,396 shares of the Company’s common stock to the noteholder at an average price of $0.038147 per share. No gain or loss was recognized from the transaction. All of these notes have been satisfied in full.

In November of 2022, the Company entered into Securities Purchase Agreements with two accredited investors, pursuant to which the Company issued two convertible promissory notes in the aggregate principal amount of $140,250 (the “Convertible Notes”), receiving $120,000 in net cash proceeds. The Convertible Notes had an original issue discount of $12,750. The Company deducted $7,500 in additional debt issue costs from the gross proceeds it received from the Convertible Notes. The Company is amortizing a total of $20,250 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest closing bid prices during the 15 trading days immediately preceding the conversion on one note and at a discount of 25% at the lowest closing bid price during the 15 trading days immediately preceding the conversion. In May 2023, the Company repaid $140,250 in principal and $27,410 in related accrued interest and prepayment penalty interest pursuant to the two separate Convertible Notes.

In October 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $55,000, receiving $45,000 in net cash proceeds. The note had an original issue discount of $5,000. An additional $5,000 in debt issue costs were deducted from the gross proceeds from the note. The total of $10,000 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the note. The note is due one year after the date of issuance, accrues interest at 12% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 30% to the lowest closing bid price during the 15 trading days immediately preceding the conversion. During April and May of 2023, the Company satisfied the $55,000 in principal and $10,372 in related accrued interest and prepayment penalty interest. To satisfy the obligation, in addition to the interest payments, the Company repaid $23,360 principal in cash and converted $31,640 of principal owed to 1,000,000 shares of the Company’s common stock at an average price of $0.03164 per share. No gain or loss was recognized from the transaction.

On September 6, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $97,625, receiving $85,000 in net cash proceeds. The convertible promissory note had an original issue discount of $8,875, and $3,750 in debt issue costs were deducted from the gross proceeds. The total of $12,625 recorded as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible promissory note is due in one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% from the average of the three lowest closing bid prices during the 15 trading days immediately preceding the conversion. During March and April of 2023, the Company repaid the $97,625 in principal and $4,279 in accrued interest pursuant to the Convertible Note by issuing to the noteholder 1,902,039 shares of the Company’s common stock, at an average price of $0.05358 per share. No gain or loss was recognized from the transaction.

NOTE 13 – NOTES PAYABLE - continued

In December of 2021, and March and April of 2022, the Company entered into Securities Purchase Agreements with an accredited investor, pursuant to which the Company issued three convertible promissory notes in the aggregate principal amount of $222,750, receiving $191,250 in net cash proceeds (the “Convertible Notes”). The Convertible Notes had an original issue discount of $20,250. Additional debt issue costs of $11,250 were deducted from the gross proceeds from the Convertible Notes. The Company is amortizing a total of $31,250 recorded as debt discount using the effective interest method through the maturity dates of the Convertible Notes. The Convertible Notes are due in one year from the date of issuance, accrue interest at 8% per annum (22% upon the occurrence of an event of default) and are convertible 180 days after issuance into shares of the Company’s common stock at a discount of 25% of the average of the three lowest closing bid prices during the 15 trading days immediately preceding the conversion. As of May 31, 2022, the Company determined the value associated with the beneficial conversion feature in connection with the issuance of the Convertible Notes resulted in a further increase in the debt discount of $55,918, which will be amortized using the effective interest method through the dates the notes are initially convertible. The additional debt discount was subsequently reversed during the first quarter of fiscal 2023 pursuant to the adoption of ASU 2020-06 as follows. During October and November 2022, the Company converted $114,125 of principal and $4,150 of accrued interest of the single Convertible Note entered into on April 14, 2022 for 1,468,042 shares of the Company’s common stock, at an average price of $0.0806 per share. No gain or loss was recognized from the transaction. On September 2, 2022 the Company repaid the single Convertible Note entered into on March 1, 2022. The repayment totaled $64,088, comprised of $53,625 principal and $10,463 in related accrued interest and prepayment penalty interest. The Company recorded the related deferred debt discount and debt issue costs, totaling $4,371, as interest expense. On June 27, 2022, the Company repaid the single Convertible Note entered into in December 2021. The repayment totaled $65,745, comprised of $55,000 in principal and $10,745 in related accrued interest and prepayment penalty interest. The Company recorded the related deferred debt discount and debt issue costs, totaling $4,435, as interest expense.

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

NOTE 13 – NOTES PAYABLE - continued

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

12% Nine Month Promissory Note

On May 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $94,580 receiving $75,000 in net cash proceeds. The promissory note had an original issue discount of $14,580. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due February 28, 2025 and is repaid with the first installment of $52,964.50 due November 30, 2024 and three equal installments of $17,655 starting December 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

On February 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $66,000 receiving $50,000 in net cash proceeds. The promissory note had an original issue discount of $11,000. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due November 30, 2024 and is repaid with the first installment of $36,960 due August 30, 2024 and three equal installments of $12,320 starting September 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

13% Nine Month Promissory Note

On December 11, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 13% promissory note in the principal amount of $74,750 receiving $60,000 in net cash proceeds. The promissory note had an original issue discount of $9,750. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due September 15, 2024 and is repaid in nine equal installments of $9,385.23 with the first payment due January 15, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The balance owed on May 31, 2024 was $37,540 and $46,926 was repaid during fiscal year 2024.

15% Nine Month Promissory Note

On October 26, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $97,750 and received $80,000 in net cash proceeds. The promissory note had an original issue discount of $12,750 and $5,000 in debt issue costs were deducted from the gross proceeds. The Company is amortizing the total of $17,750 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note is due nine months following the date of issuance and accrues interest at 15% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal is due in nine equal monthly payments of $12,490.23, starting on November 30, 2023. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. On May 31, 2024, the balance owed was $24,980 with the last payment due July 30, 2024.

NOTE 13 – NOTES PAYABLE - continued

12% One Year Promissory Notes

On May 20, 2022, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $200,200 and received $175,000 in net cash proceeds. On January 5, 2023, the note was satisfied in full with a final cash payment of $67,266. The promissory note had an original issue discount of $21,450 and $3,750 in debt issue costs were deducted from the gross proceeds. The Company was amortizing the total of $25,200 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note was due one year following the date of issuance and accrued interest at 12% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal was due in ten equal monthly payments of $22,422.40, starting on July 15, 2022. The total amount of $224,224 was paid in fiscal year 2023.

On January 5, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $197,313, receiving $150,000 in net cash proceeds. The convertible promissory note had an original issue discount of $21,450, and an additional $3,750 in debt issue costs were deducted from the gross proceeds. The total of $25,200 recorded as debt discount is being amortized using the effective interest method through the maturity date of the convertible promissory note. The note is due one year following the date of issuance and accrues interest at 12% per annum (22% upon the occurrence of an event of default) and upon event of default are convertible at 75% of the lowest closing bid price during the 10 trading days immediately preceding the conversion. Accrued, unpaid interest and outstanding principal is due in ten equal monthly payments of $22,099.10, starting on February 15, 2023. The note and accrued interest were repaid in full and the note canceled with the last and final payment made November 2023.

Promissory Note

The Company entered into a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of May 31, 2023 and 2024 the note is recorded as current and outstanding. Starting on January 1, 2024, the Company is accruing interest at the rate of 18.0% per annum.

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

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The notes are secured by the membership interest in Hell Creek Crude, LLC, a wholly owned subsidiary of the Company. Pursuant to this Note Purchase Agreement, during September, October and November 2022, the Company issued four promissory notes in the aggregate principal amount of $290,000 and accrued interest at 10% per annum, later increased to 12% per annum. In December 2022, January 2023 and February 2023, the Company issued three additional promissory notes totaling $250,000. During June 2023 and August 2023, the Company entered into an additional $85,000 of secured convertible promissory notes increasing the aggregate principal issued to $625,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount. The promissory notes accrue interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and are convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. In January 2024, noteholders contributed $575,000 of their notes plus accrued interest of $73,695 to the Participation Agreement pertaining to the three well drilling program in the Midfork Field in Montana (See Footnote 1). The notes were exchanged for a net working interest in the well and will participate in cash flows produced by the first well drilled. In the event of a dry hole, the notes will be reinstated at $648,204 and accrue interest on that amount thereafter.

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

NOTE 13 – NOTES PAYABLE - continued

Alleghany Notes

Schedule of Notes Payable – Related Party

	May 31,	May 31,
	2024	2023
Total note payable – Alleghany	$617,934	$617,934
Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of May 31, 2024 and May 31, 2023, the Senior Consolidated Note is recorded as current and remains outstanding.

Paycheck Protection Program Loan

	May 31,	May 31,
	2024	2023
Total PPP Loan	$954,112	$986,598
Less amounts classified as current	66,379	449,624

PPP loan, excluding current portion	$887,733	$536,974

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

NOTE 13 – NOTES PAYABLE - continued

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 and as of May 31, 2024, the Company owes $5,264 with respect to the remaining balance on the first Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of May 31, 2024, the Company is current and compliant with the restructured payment plan. As of May 31, 2024, the Company owes $948,848 with respect to the remaining balance on the Second Note.

Cat Creek Note:

On April 4, 2022, Cat Creek, in which the Company has an equity investment, loaned the Company $136,479 at a market rate of interest. In August 2022, the Company repaid the principal amount of the note, and accrued interest, in exchange for property, plant and equipment.

NOTE 14 – PROVISION FOR INCOME TAXES

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the consolidated financial statements for the twelve-months ended May 31, 2024 and 2023. The Company’s tax returns for the fiscal years ended May 31, 2016 through 2023 remain subject to examination by the tax authorities.

The components of the Company’s deferred tax asset as of May 31, 2024 and 2023 are as follows:

	2024	2023
Net operating loss	$1,375,147	$1,189,613
Stock compensation	536,041	387,402
Impairment loss	975,020	963,143
Deferred compensation	646,241	456,576
Other	10,996	15,055
Valuation allowance	(3,543,445)	(3,011,789)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2024	2023
Tax at statutory rate (21%)	$(602,133)	$(1,656,881)
Effect of non-taxable and non-deductible permanent differences	62,653	(7,334)
Effect of change in statutory tax rate	-	-
Other	7,824	(11,720)
Increase/(decrease) in valuation allowance	531,656	1,675,935
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2030 and 2044. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases

No office leases currently extend beyond one year. Rent expense amounted to $775 and $645 for each of the years ending May 31, 2024 and 2023.

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,224.89 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of May 31, 2024 and 2023, respectively, the estimated amounts due to Capex totaling $428,379 and $385,211 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued a Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675,plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum. As of May 31, 2024 and 2023, respectively, the estimated amounts due to Capstar totaling $333,354 and $299,244 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. A trial date has been set for November 19, 2024 and Lustre intends to negotiate ongoing payment terms with Warren Well prior to that date. As of May 31, 2024 and 2023, respectively, the estimated amounts due to Warren Well totaling $196,679 and $177,792 have been recorded in accounts payable.

On September 16, 2024, Lustre has acquired three saltwater disposal wells in Valley County, Montana and will attempt to dewater and bring the Olfert 11-4 well into production as soon as practical and reimburse all unpaid vendors, including Capex, Capstar and Warren Well, from proceeds from such production.

Except as set forth above, the Company is not currently involved in any other legal proceedings, and it is not aware of any other pending or potential legal actions.

Revenue Royalty

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued a Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675,plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum.

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

Based on uncertain economic benefits in the future as evidenced by several years of non-profitable results, during the fourth quarter of fiscal year 2023, the Company decided to write down the remaining investment balance totaling $249,493 to show it has no future value.

NOTE 16 – EQUITY METHOD INVESTMENT - continued

Olfert 11-4 Holdings

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings. The initial investment in Olfert Holdings recorded by the Company was $19,435. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed by the Company. In connection with the August 2022 capital call, the Company contributed an additional $18,438 to Olfert Holdings resulting in a 4.2% interest in Olfert Holdings as of February 29, 2024. As the Company currently serves as the manager of Olfert Holdings, the Company exercises significant influence over Olfert Holdings. Accordingly, the amount the Company paid to Olfert Holdings was recorded as an equity method investment.

Based on uncertain economic benefits in the future as evidenced by several years of non-profitable results, the Company wrote down the investment totaling $37,630 to reflect no future value.

NOTE 17 – SUBSEQUENT EVENTS

On September 16, 2024, Lustre Oil Company, LLC acquired the Cranston salt-water disposal well (“SWD”) and two additional shut-in wells that will be converted into SWD wells, all located in Valley County, Montana.

On July 1, 2024, the Company paid $69,190 to prepay and extinguish the convertible promissory note entered into on December 29, 2023 which would have become convertible into the Company’s common stock on July 3, 2024.

Between May 31, 2024 and September 13, 2024, the Company has raised $525,000 through the issuance of 1,172,093 shares of the Company’s common stock at an average price of $0.447917 per share.