Form 10-K/A
period 2024-05-31
Laredo Oil, Inc.
filed 2024-10-02
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Laredo Oil, Inc.’s Annual Report on Form 10-K for the period ended May 31, 2024, filed with the Securities and Exchange Commission on September 30, 2024 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

LAREDO OIL, INC.
(the “Registrant”)

Date: October 2, 2024	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 2, 2024	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: October 2, 2024	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: October 2, 2024	By:	/s/ Donald Beckham
Donald Beckham
Director

Date: October 2, 2024	By:	/s/ Michael H. Price
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

Schedule of Security Ownership of Certain Beneficial Owners and Management

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