Form 10-Q
period 2024-08-31
Laredo Oil, Inc.
filed 2024-10-21
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2024

Commission File Number 333-153168

Laredo Oil, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

2021 Guadalupe Street, Ste. 260
Austin, Texas 78705
(Address of principal executive offices) (Zip code)

(512) 337-1199
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,804,893 shares of common stock issued and outstanding as of October 15, 2024.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2024. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on September 30, 2024. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of August 31, 2024 and the results of its operations and cash flows for the three-month period then ended, have been included. The results of operations for the three-month period ended August 31, 2024 are not necessarily indicative of the results for the full year ending May 31, 2025.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	August 31,	May 31,
	2024 (unaudited)	2024
ASSETS
Current Assets
Cash and cash equivalents and restricted cash	$1,935,310	$1,990,189
Receivables	4,114	8,346
Prepaid expenses and other current assets	89,841	19,941
Total Current Assets	2,029,265	2,018,476

Property and Equipment
Oil and gas acquisition and drilling costs	2,475,603	610,663
Property and equipment, net	128,697	135,499
Total Property and Equipment, net	2,604,300	746,162

Other assets	40,000	40,000

TOTAL ASSETS	$4,673,565	$2,804,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,560,511	$2,542,976
Accrued payroll liabilities	3,364,070	3,165,142
Accrued interest	412,547	360,848
Deposit for well development	1,500,000	-
Deferred well development costs	4,789,327	4,551,577
Convertible debt, net of debt discount and debt issuance costs	123,894	288,622
Revolving note	1,060,061	1,060,061
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	64,866	66,379
Total Current Liabilities	14,785,309	12,945,638

Asset retirement obligation	246,277	157,394
Long-term note, net of current portion	872,358	887,733
Total Noncurrent Liabilities	1,118,635	1,045,127

TOTAL LIABILITIES	15,903,944	13,990,765

Commitments and Contingencies (Note 13)	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 shares authorized; 72,932,800 and 71,993,265 issued and outstanding as of August 31, 2024 and May 31, 2024	7,293	7,199
Additional paid in capital	11,955,075	11,530,169
Accumulated deficit	(23,192,747)	(22,723,495)

Total Stockholders’ Deficit	(11,230,379)	(11,186,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,673,565	$2,804,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2024	August 31, 2023 (Restated)
Revenue	$6,048	$-

Direct costs	-	-

Gross profit (loss)	6,048	-

Lease operating expense	9,286
General, selling and administrative expenses	464,219	1,174,961
Consulting and professional services	196,854	174,618
Total Operating expenses	670,359	1,349,579

Operating loss	(664,311)	(1,349,579)

Other income (expense)
Other non-operating income	328,702	175,000
Gain on sale of assets	-	175,000
Interest expense, net	(133,643)	(120,131)

Net loss	$(469,252)	$(1,119,710)

Net loss per share, basic and diluted	$(0.01)	(0.02)

Weighted average number of basic and common shares outstanding	72,370,641	66,220,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
For the three months ended August 31, 2024 and 2023

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of May 31, 2024	71,993,265	$7,199	-	-	$11,530,169	$(22,723,495)	$(11,186,127)

Sale and issuance of common stock	939,535	94	-	-	424,906	-	425,000

Net Loss	-	-	-	-	-	(469,252)	(469,252)

Balance as of August 31, 2024	72,932,800	$7,293	-	-	$11,955,075	$(23,192,747)	$(11,230,379)

					Additional		Total
	Common Stock		Preferred Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance as of May 31, 2023 (Restated)	66,220,306	$6,622	-	-	$10,064,603	$(19,856,196)	$(9,784,971)

Stock based compensation	-	-	-	-	721,110	-	721,110

Net Loss	-	-	-	-	-	(1,119,710)	(1,119,710)

Balance as of August 31, 2023	66,220,306	$6,622	-	-	$10,785,713	$(20,975,906)	$(10,183,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2024	August 31, 2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(469,252)	$(1,119,710)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Stock based compensation expense	-	721,110
Depreciation expense	6,802	4,482
Accretion expense	-
Amortization of debt discount	26,053	13,578
Gain on sale of assets	-	(175,000)
Change in operating assets and liabilities
Receivables	4,232	1,779
Prepaid expenses and other current assets	(69,900)	1,190
Accounts payable and accrued liabilities	(1,470)	157,467
Accrued payroll	198,928	228,878
Accrued interest	51,699	68,162
NET CASH USED IN OPERATING ACTIVITIES	(252,908)	(98,064)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of oil and gas assets	(1,757,052)	(38,164)

NET CASH USED IN INVESTING ACTIVITIES	(1,757,052)	(38,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	375,000	-
Repayment of convertible debt	(110,555)	(59,988)
Proceeds from notes payable and revolving note	-	187,061
Repayment of bridge notes	(30,226)	-
Proceeds from prefunded drilling costs	237,750	-
Proceeds from well development deposit	1,500,000	-
PPP loan repayments	(16,888)	(1,648)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,955,081	125,425

Net decrease in cash and cash equivalents and restricted cash	(54,879)	(10,803)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,990,189	13,754

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,935,310	$2,951

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	19,005	-
Initial asset retirement obligation asset and liability	88,883	-
Issuance of common stock in exchange for note payable	50,000	-
Cash to be received for sale of fixed assets	-	175,000
Interest paid	25,430	14,642

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

As of August 31, 2024, the Company has acquired 45,766 gross acres and 38,153 net acres of mineral property interests in Montana. The Company drilled one exploratory well during May 2022, which has been shut-in pending gaining access to a saltwater disposal well allowing economically feasible water disposal. The Company plans to continue to develop the field, depending on funding.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

The following table summarizes the impacts of the changes in estimates on the Company’s financial statements for the period ended August 31, 2023:

Condensed Consolidated Balance Sheet

	Impact of change of estimates
	As previously reported	Adjustments	As Restated August 31, 2023

Cash and cash equivalents and restricted cash	$2,951	$-	$2,951
Receivables	175,000	-	175,000
Prepaid expenses and other current assets	35,359	-	35,359
Total Current Assets	213,310	-	213,310

Property and Equipment
Oil and gas acquisition and drilling costs	4,434,055	(4,089,201)	344,854
Property and equipment, net	204,700	(55,754)	148,946
Total Property and Equipment, net	4,638,755	(4,144,955)	493,800

Other assets	30,000	-	30,000
Equity method investment – Olfert	37,630	(37,630)	-
Equity method investment – Cat Creek	228,832	(228,832)	-

TOTAL ASSETS	$5,148,527	$4,411,417	$737,110

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,180,468	$241,545	$2,422,013
Accrued payroll liabilities	2,491,328	-	2,491,328
Accrued interest	278,576	-	278,576
Deferred well development costs	1,799,260	-	1,799,260
Convertible debt, net of debt discount and debt issuance costs	878,388	-	878,388
Revolving note	1,035,061	-	1,035,061
Note payable – related party	292,099	-	292,099
Note payable – Alleghany, net of debt discount	617,934	-	617,934
Note payable, current portion	528,568	-	528,568
Total Current Liabilities	10,101,682	241,545	10,343,227

Asset retirement obligation	69,482	51,590	121,072
Long-term note, net of current portion	456,382	-	456,382
Total Noncurrent Liabilities	525,864	51,590	577,454

TOTAL LIABILITIES	10,627,546	293,135	10,920,681

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock: $0.0001 par value; 120,000,000 shares authorized; 66,220,206 issued and outstanding as of August 31 and May 31, 2023	$6,622	-	$6,622
Additional paid in capital	10,711,488	74,225	10,785,713
Accumulated deficit	(16,197,129)	(4,778,777)	(20,975,906)

Total Stockholders’ Deficit	(5,479,019)	(4,704,552)	(10,183,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,148,527	$(4,411,417)	$737,110

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Condensed Consolidated Statements of Operations

	As previously reported	Adjustments	Quarter ended August 31, 2023 (Restated)
Revenue	$-	$-	$-

Direct costs	-	-	-

Gross profit (loss)	-	-	-

General, selling and administrative expenses	1,177,124	(2,163)	1,174,961
Consulting and professional services	174,618	-	174,618

Total Operating Expense	1,351,742	(2,163)	1,349,579

Operating loss	(1,351,742)	2,163	(1,349,579)

Other income/(expense)
Other non-operating income	175,000	-	175,000
Gain on sale of assets	175,000	-	175,000
Equity method loss/impairment	(20,662)	20,662	-
Interest expense, net	(96,386)	(23,745)	(120,131)

Net loss	$(1,118,790)	(920)	$(1,119,710)

Net loss per share, basic and diluted	$(0.02)		$(0.02)

Weighted average number of basic and diluted common shares outstanding	66,220,306		66,220,306

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Condensed Consolidated Statement of Cash Flows

			Quarter ended
	As previously reported	Adjustment	August 31, 2023 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,118,790)	(920)	$(1,119,710)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation expense	721,110	-	721,110
Amortization of debt discount	13,578	-	13,578
Equity method investment loss/impairment	20,662	(20,662)	-
Depreciation	5,100	(618)	4,482
Accretion expense	1,544	(1,544)	-
Gain on sale of assets	(175,000)	-	(175,000)
Changes in operating assets and liabilities:
Accounts receivable – related party	1,779	-	1,779
Prepaid expenses and other current assets	1,190	-	1,190
Accounts payable and accrued liabilities	158,405	(938)	157,467
Accrued payroll liabilities	228,878	-	228,878
Accrued interest	68,162	-	68,162

NET CASH USED IN OPERATING ACTIVITIES	(73,382)	(24,682)	(98,064)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in oil and gas field acquisition and drilling costs	(62,846)	24,682	(38,164)
NET CASH USED IN INVESTING ACTIVITIES	(62,846)	24,682	(38,164)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of convertible debt	(59,988)	-	(59,988)
Proceeds from notes payable and revolving note	187,061	-	187,061
PPP loan repayments	(1,648)	-	(1,648)

NET CASH PROVIDED BY FINANCING ACTIVITIES	125,425	-	125,425

Net change in cash and cash equivalents	(10,803)	-	(10,803)

Cash and cash equivalents at beginning of period	13,754	-	13,754

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$2,951	-	$2,951

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$14,642	-	$14,642
Cash paid for income taxes	$-	-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$175,913	$(175,913)	$-
Cash to be received for sale of fixed assets	$-	$175,000	$175,000

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Condensed Consolidated Statement of Stockholders’ Deficit

							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Deficit

Balance at August 31, 2023 -as previously reported	66,220,306	6,622	-	-	10,711,488	(16,197,129)	(5,479,019)

Gain on sale of related party asset	-	-	-	-	74,225	-	74,225

Net Loss adjustments	-	-	-	-	-	(4,778,777)	(4,778,777)

Balance at August 31, 2023 (Restated)	66,220,306	$6,622	-	$-	$10,785,713	$(20,975,906)	$(10,183,571)

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
(UNAUDITED)

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES

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

Equity Method Investment - Investments classified as equity method consist of investments in companies in which the Company can exercise significant influence but not control. Under the equity method of accounting, the investment is initially recorded at cost, then the Company’s proportional share of investee’s underlying net income or loss is recorded as a component of “other income” with a corresponding increase or decrease to the carrying value of the investment. Distributions received from the investee reduce the Company’s carrying value of the investment. These investments are evaluated for impairment if events or circumstances arise that indicate that the carrying amount of such assets may not be recoverable. Based on uncertain economic benefits in the future as evidenced by several years of non-profitable results, the Company impaired its investments in Cat Creek Holdings, LLC and Olfert No. 11-4 Holdings, LLC as of May 31, 2023 to reflect no current value.

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three-months ended August 31, 2024 and 2023, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

Revenue recognition - The Company recognized revenue in accordance with ASC 606, Revenue from Contracts with Customers. Crude oil revenue is recognized when we have transferred control of crude oil production to the purchaser. We consider the transfer of control to have occurred when the purchaser has the ability to direct the use of and obtain substantially all of the remaining benefits from the crude oil production. We record revenues based on an estimate of the volumes delivered at estimated prices as determined by the applicable sales agreement. We estimate our sales volumes based on company-measured volume readings. We then adjust our crude oil sales in subsequent periods based on the data received from our purchasers that reflects actual volumes delivered and prices received. We receive payment for sales one to two months after actual delivery has occurred. The differences in sales estimates and actual sales are recorded one to two months later. Where the Company is not the operator, revenue from oil and gas production is recognized based on sales date as reported to the Company by the operators of oil production facilities in which the company has an interest.

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2024 and May 31, 2024. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

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

Also included in Restricted cash is $1,500,000 of investments from accredited investors in our wholly-owned subsidiary West Fork Resources, LLC (“West Fork”) which was formed to develop and find oil reserves in portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork. If the Company is unsuccessful in raising the funds, monies will be returned to the investors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES - continued

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	August 31, 2024	May 31, 2024
Cash and cash equivalents	$105,577	$127,126
Restricted cash	1,829,733	1,863,063
	$1,935,310	$1,990,189

Prepaid expenses and other current assets - Prepaid expenses and other current assets are primarily comprised of prepaid legal fees which are recorded as expense upon work performance, prepaid directors’ and officers’ insurance which is recorded and amortized to expense over the 12-month contract life and advance payments prior to work being performed.

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

The depreciation recorded for the quarters ended August 31, 2024 and 2023 was $6,802 and $4,482.

	August 31,	May 31,
	2024	2024
Vehicles and equipment	$193,766	$193,766
Less: Accumulated depreciation	65,069	58,267

Property and equipment, net	$128,697	$135,499

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

The Company has recorded oil and gas acquisition and drilling costs totaling $2,475,603 and $610,663 as of August 31, 2024 and May 31, 2024, respectively.

	August 31,	May 31,
	2024	2024
Intangible and tangible drilling costs	$2,237,303	$382,259
Lease acquisition costs	238,300	228,404

Oil and gas acquisition and drilling costs	$2,475,603	$610,663

Debt issue costs - Costs incurred in connection with the issuance of long-term debt are presented as a direct deduction from the carrying value of the related debt and amortized over the term of the related debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES - continued

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

NOTE 6 – CASH AND CASH EQUIVALENTS

Included in Cash and Cash Equivalents is $1,500,000 of investments from accredited investors in our wholly-owned subsidiary West Fork Resources, LLC (“West Fork”) which was formed to develop and find oil reserves in portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork. If the Company is unsuccessful in raising the funds, monies will be returned to the investors.

NOTE 7—ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS

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

The Company’s asset retirement obligation was established in July 2024, when it commenced drilling the Reddig well in the Hell Creek Crude oil field. The asset retirement obligation totaled $88,883 and $0 as of August 31, 2024 and May 31, 2024, respectively.

NOTE 8 – PAYROLL LIABILITIES

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

NOTE 9 – DEFERRED WELL DEVELOPMENT COSTS AND DEPOSIT FOR WELL DEVELOPMENT

The Company records investor investments in individual oil wells as a liability totaling $4,789,327 and $4,551,577 at August 31, 2024 and May 31, 2024, respectively. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. As well related cash is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split. The balance recorded shows amounts invested in the Reddig 11-21 well located in Valley County, Montana.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – DEFERRED WELL DEVELOPMENT COSTS AND DEPOSIT FOR WELL DEVELOPMENT - continued

The Company has recorded $1,500,000 advanced by accredited investors to West Fork as a Deposit for Well Development. These amounts will be returned to investors if the project is not funded in its entirety.

NOTE 10 – FAIR VALUE MEASUREMENTS

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

NOTE 11 – RELATED PARTY TRANSACTIONS

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000 plus interest accrued at an annual rate of 10%. As of August 31, 2024, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

On July 22, 2024, Mr. Robert Adamo advanced $50,000 to Lustre. The transaction is undocumented, but the funds were to ensure that Lustre had monies available to secure a SWD well to support drilling activity in the Lustre oil field. The repayment terms are subject to negotiation.

Accrued payables contain $125,000 for each of our two outside board members who have not been receiving current board stipends.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – STOCKHOLDERS’ DEFICIT

 Share Based Compensation

No option grants were made in the first quarter of fiscal year 2025, ended August 31, 2024. There were 21,100,000 shares underlying option grants as of August 31, 2024 and May 31, 2024 at a weighted average exercise price of $0.08 per share.

Option grants for the purchase of 15,075,000 shares of common stock at a price of $0.06 per share were made during the first quarter of fiscal year 2024. The grants were issued under the Laredo Oil, Inc. 2023 Equity Incentive Plan once the plan became effective with the filing on Form S-8 dated June 14, 2023. Except for an option grant for the purchase of 1,100,000 shares of common stock at a price of $.38 per share, all previously granted options to purchase common stock under the Laredo Oil, Inc. 2011 Equity Incentive Plan totaling 4,825,000 shares were canceled and reissued under the new incentive plan.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The grant date fair value of the stock option grants during the three months ending August 31, 2023 totaled $721,110. The weighted average assumptions used in calculating these values were based on the following:

2023
Risk-free interest rate	3.99%
Expected dividend yield	0%
Expected volatility	281.3%
Expected life of options	5.0 years

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

Share based compensation for stock option grants totaling $0 and $721,110 is recorded in general, selling and administrative expense during the three months ended August 31, 2024 and 2023, respectively.

Restricted Stock

During the first fiscal quarter of 2025, the Company sold 939,535 shares of common stock (the “Shares”) to accredited investors at an average price of $0.4524 per share for gross proceeds of $425,000. There were no finder’s fees related to the sales of the shares. The Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

The Company granted no shares of restricted stock as compensation during the first quarter of fiscal year 2024.

Warrants

No warrants were issued during the first quarters of fiscal years 2025 or 2024. At August 31, 2024 and May 31, 2024, the Company had 1,000,000 warrants to purchase common stock at $0.06 per share and 260,870 warrants to purchase common stock at $0.23 per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – NOTES PAYABLE

Convertible Debt

On December 29, 2023, the Company entered into a Securities Purchase Agreements with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $60,500, receiving $50,000 in net cash proceeds. The convertible promissory notes had an original issue discount of $5,500. An additional $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The total of $10,500 recorded by the Company as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% to the average of the three lowest bid prices during the 15 trading days immediately preceding the conversion. On July 1, 2024, the Company repaid the note. The repayment totaled $69,190.12, comprised of $60,500 in principal and $8,690.12 in related accrued interest and prepayment penalty interest. The Company recorded the related deferred debt discount and debt issue costs, totaling $5,316, as interest expense.

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

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note, (the “Note”). The Note will accrue interest on the outstanding principal sum at the rate of 12.0% per annum and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the Lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June, July and August, 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061. On November 24, 2023, the investor added another $25,000 to the Note bringing the total principal outstanding to $310,061. Interest on the Note is paid monthly.

12% Nine Month Promissory Note

On May 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $94,580 receiving $75,000 in net cash proceeds. The promissory note had an original issue discount of $14,580. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due February 28, 2025 and is repaid with the first installment of $52,964.50 due November 30, 2024 and three equal monthly installments of $17,655 starting December 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of August 31, 2024, the principal balance of the note was $94,580.

On February 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $66,000 receiving $50,000 in net cash proceeds. The promissory note had an original issue discount of $11,000. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due November 30, 2024 and is repaid with the first installment of $36,960 due August 30, 2024 and three equal monthly installments of $12,320 starting September 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of August 31, 2024 $36,960 was outstanding.

13% Nine Month Promissory Note

On December 11, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 13% promissory note in the principal amount of $74,750 receiving $60,000 in net cash proceeds. The promissory note had an original issue discount of $9,750. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due September 15, 2024 and is repaid in nine equal installments of $9,385.23 with the first payment due January 15, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The balance owed on May 31, 2024 was $37,540 and $46,926 was repaid during fiscal year 2024. On August 31, 2024, the last payment of $9,385 was outstanding.

15% Nine Month Promissory Note

On October 26, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $97,750 and received $80,000 in net cash proceeds. The promissory note had an original issue discount of $12,750 and $5,000 in debt issue costs were deducted from the gross proceeds. The Company is amortizing the total of $17,750 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note is due nine months following the date of issuance and accrues interest at 15% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal is due in nine equal monthly payments of $12,490.23, starting on November 30, 2023. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. On August 31, 2024, the note was fully repaid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Promissory Note

The Company entered into a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of August 31, 2024 and 2023 the $750,000 note is recorded as current and outstanding. Starting on January 1, 2024, the Company is accruing interest at the rate of 18.0% per annum.

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

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The notes are secured by the membership interest in Hell Creek Crude, LLC, a wholly owned subsidiary of the Company. Pursuant to this Note Purchase Agreement, during September, October and November 2022, the Company issued four promissory notes in the aggregate principal amount of $290,000 and accrued interest at 10% per annum, later increased to 12% per annum. In December 2022, January 2023 and February 2023, the Company issued three additional promissory notes totaling $250,000. During June 2023 and August 2023, the Company entered into an additional $85,000 of secured convertible promissory notes increasing the aggregate principal issued to $625,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount. The promissory notes accrue interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and are convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. In January 2024, noteholders contributed $575,000 of their notes plus accrued interest of $73,695 to the Participation Agreement pertaining to the three well drilling program in the Midfork Field in Montana (See Footnote 1). The notes were exchanged for a net working interest in the well and will participate in cash flows produced by the first well drilled. In the event of a dry hole, the notes will be reinstated at $648,204 and accrue interest on that amount thereafter. On July 1, 2024, a promissory note totaling $50,000 was extinguished and exchanged for 100,000 shares of Laredo common stock pursuant to a stock purchase agreement. As of August 31, 2024, no notes were outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – NOTES PAYABLE - continued

Alleghany Notes

Schedule of Notes Payable – Related Party

	August 31,	May 31,
	2024	2024
Total note payable – Alleghany	$617,934	$617,934
Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of August 31, 2024 and May 31, 2024, the Senior Consolidated Note is recorded as current and remains outstanding.

Paycheck Protection Program Loan

	August 31,	May 31,
	2024	2024
Total PPP Loan	$937,224	$954,112
Less amounts classified as current	64,866	66,379

PPP loan, excluding current portion	$872,358	$887,733

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

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of August 31, 2024, the Company is current and compliant with the restructured payment plan. As of August 31, 2024, the Company owes $937,224 with respect to the remaining balance on the Second Note.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,224.89 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of August 31, 2024 and May 31, 2024, respectively, the estimated amounts due to Capex totaling $428,952 and $428,019 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued a Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum. As of August 31, and May 31, 2024, respectively, the estimated amounts due to Capstar totaling $341,994 and $333,354 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. A trial date has been set for November 19, 2024 and Lustre intends to negotiate ongoing payment terms with Warren Well prior to that date. As of August 31, 2024 and May 31, 2024, respectively, the estimated amounts due to Warren Well totaling $201,439 and $196,679 have been recorded in accounts payable.

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

Revenue Royalty - In accordance with the Securities Purchase Agreement, Laredo agreed to pay to Alleghany a revenue royalty of 5.0% of the Company’s future revenues and net profits relating to oil, gas, gas liquids and all other hydrocarbons, subject to certain adjustments, for a period of seven years ending December 31, 2027. Further, due to the loan nonpayment prior to December 31, 2022, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6%.

In accordance with the Secured Promissory Note, Laredo agreed to pay a revenue royalty of 0.5% on consolidated revenue of Laredo arising from the direct production of oil and gas. The royalty period extends from June 1, 2022 through May 31, 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 15 – SUBSEQUENT EVENTS

On September 16, 2024, Lustre Oil Company, LLC acquired the Cranston salt-water disposal well (“SWD”) and two additional shut-in wells that will be converted into SWD wells, all located in Valley County, Montana

Between August 31, 2024 and October 15, 2024, the Company has raised $375,000 through the issuance of 872,093 shares of the Company’s common stock at an average price of $0.43 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of Laredo Oil, Inc., a Delaware corporation, (the “Company,” “we,” “our,” or “us”) for the quarter ended August 31, 2024, includes consolidated comparative financial statements and disclosures for the quarter ended August 31, 2023 which have been restated from the Form 10-Q previously filed for the quarter ended August 31, 2023 with the Securities and Exchange Commission (the “SEC”) on October 23, 2023 (the “2023 Original Filing”).

Reference Note 2 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by this restatement.

Restatement of the Financial Statement for Fiscal Quarter Ended August 31, 2023

This Form 10-Q restates the 2023 Original Filing and related disclosures arising from an impairment analysis during the 2024 audit and the related reaudit of the Company’s fiscal year 2023 financial statements.

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

Given the combined auditing engagement for 2023 with the audit for 2024, the Company recorded an impairment adjustment as of May 31, 2023 and at May 31, 2024. As a result, our previously issued 2024 financial statements included in the Original Filing should no longer be relied upon.

Except for the changes relating to this impairment adjustment for 2023 and changes relating to asset adjustments, no other changes have been made to the consolidated financial statements for the year ended May 31, 2023. Reference Note 2 to the consolidated financial statements.

References to our website throughout this Form 10-Q are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this filing.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Additional Acreage North of the Fort Peck Reservation

We are in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork Resources, LLC. The purpose of the package is to prove up portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – continued

Liquidity and Capital Resources

Wells associated with the Texakoma agreement and the HCC well described above are being put into production pending operational completion of the Cranston saltwater disposal well. Until we receive adequate revenue from those wells, any cash needed for operations and oil field expansion and development will most likely come from the sale of our debt and equity securities. From May 31, 2024 through October 14, 2024, we have raised $800,000 from the sale of 1,811,628 shares of unregistered common stock.

Our cash and cash equivalents and restricted cash at August 31, 2024 was $1,935,310. Our total debt outstanding as of August 31, 2024 was $3,031,212, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $937,224 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $872,358 as long-term debt, net of the current portion totaling $64,866, which is classified as a current note payable, (iii) $123,894 short term convertible notes and bridge security , net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, and (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term.

Results of Operations

During the first quarter of fiscal year 2025 ended August 31, 2024, the Company recognized $6,048 of revenue from one of the three Texakoma wells being put into production. It is expected that the wells will experience increased production after a proximate SWD well becomes operational.

During the three months ended August 31, 2024 and 2023, we incurred operating expenses of $670,359 and $1,349,579, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The decrease in expenses for the three months ended August 31, 2024, as compared to the same period in 2023, is primarily attributable to stock-based compensation expenses, offset by a net increase in other professional fees including IT, legal and accounting services.

During the quarter ended August 31, 2024, we recognized other income related to the final two payments under the Texakoma Development Agreement. During the quarter ended August 31, 2023, we recognized other income and expenses comprised of $175,000 related to the sale of underground drilling equipment that formerly had been used in drilling operations in the Fredonia underground gravity drainage project and $175,000 related to the first payment as required under the Texakoma Development Agreement

Recently Issued Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is confined to our cash equivalents. We invest in high-quality financial instruments, and we believe we are subject to limited credit risk. Due to the short-term nature of our cash, we do not believe that we have any material exposure to interest rate risk arising from our investments.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of August 31, 2024, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. This material weakness resulted in the restatement of the Company’s financial statements for the fiscal year ended August 31, 2024. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Our small size and limited resources have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific oil and gas accounting personnel in our accounting department due to our small size, lack of resources and limited technical accountants on staff. This led to material adjustments to oil and gas investment and asset impairment evaluations. It is difficult for us to effectively segregate accounting duties and have proper financial reporting, which creates a material weakness in internal controls. This lack of segregation of duties and limited personnel leads management to conclude that our financial reporting disclosure controls and procedures are not effective to give reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is recorded, processed summarized and reported as and when required.

(b) Changes in Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See NOTE 12 – COMMITMENTS AND CONTINGENCIES of PART 1, FINANCIAL STATEMENTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first fiscal quarter of 2025 covered by this report, we sold 939,535 shares of common stock for $425,000 at an average price of $0.452 that were not registered under the Securities Act as described in NOTE 10, STOCKHOLDER’S EQUITY of PART 1, FINANCIAL STATEMENTS. Proceeds from the sales were used for general corporate purposes and payment of maturing debt.

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

LAREDO OIL, INC.

(Registrant)

Date: October 21, 2024	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 21, 2024	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director