Form 10-Q
period 2024-11-30
Laredo Oil, Inc.
filed 2025-01-17
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 73,921,172 shares of common stock issued and outstanding as of January 15, 2025.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2024. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on September 30, 2024. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of November 30, 2024 and the results of its operations and cash flows for the three-month and six-month periods then ended, have been included. The results of operations for the three-month and six-month periods ended November 30, 2024 are not necessarily indicative of the results for the full year ending May 31, 2025.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	November 30,	May 31,
	2024 (unaudited)	2024
ASSETS
Current Assets
Cash and cash equivalents and restricted cash	$1,883,935	$1,990,189
Receivables	-	8,346
Prepaid expenses and other current assets	50,156	19,941
Total Current Assets	1,934,091	2,018,476

Property and Equipment
Oil and gas acquisition and drilling costs	2,843,477	610,663
Property and equipment, net	121,893	135,499
Total Property and Equipment, net	2,965,370	746,162

Other assets	40,000	40,000

TOTAL ASSETS	$4,939,461	$2,804,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,592,484	$2,542,976
Accrued payroll liabilities	3,503,421	3,165,142
Accrued interest	460,683	360,848
Deposit for well development	1,875,000	-
Deferred well development costs	4,833,077	4,551,577
Convertible debt, net of debt discount and debt issuance costs	47,386	288,622
Revolving note	1,060,061	1,060,061
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	63,350	66,379
Total Current Liabilities	15,345,495	12,945,638

Asset retirement obligation	247,919	157,394
Long-term note, net of current portion	856,946	887,733
Total Noncurrent Liabilities	1,104,865	1,045,127

TOTAL LIABILITIES	16,450,360	13,990,765

Commitments and Contingencies (Note 13)	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 shares authorized; 73,921,172 and 71,993,265 issued and outstanding as of November 30, 2024 and May 31, 2024, respectively	7,392	7,199
Additional paid in capital	12,379,976	11,530,169
Subscription paid in advance	110,200	-
Accumulated deficit	(24,008,467)	(22,723,495)

Total Stockholders’ Deficit	(11,510,899)	(11,186,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,939,461	$2,804,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30, 2024	Three Months Ended November 30, 2023 (Restated)	Six Months Ended November 30, 2024	Six Months Ended November 30, 2023 (Restated)
Revenue	$1,640	$-	$7,688	$-

Direct costs	-	-	-	-

Gross profit (loss)	1,640	-	7,688	-

Lease operating expense	67,756	-	77,042	-
General, selling and administrative expenses	462,315	784,875	926,534	1,959,836
Consulting and professional services	182,671	86,897	379,525	261,515
Total Operating Expense	712,742	871,772	1,383,101	2,221,351

Operating income (loss)	(711,102)	(871,772)	(1,375,413)	(2,221,351)

Other income/(expense)
Other non-operating income	291	240,395	328,993	415,395
Gain on sale of assets	-	-	-	175,000
Interest expense	(104,909)	(122,145)	(238,552)	(242,276)

Net income (loss)	$(815,720)	$(753,522)	$(1,284,972)	$(1,873,232)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	73,572,974	67,632,297	72,968,522	66,922,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the three and six months ended November 30, 2024

					Additional	Subscription		Total
	Common Stock		Preferred Stock		Paid	Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	In Advance	Deficit	Deficit
Balance as of May 31, 2024	71,993,265	$7,199	-	-	$11,530,169	$-	$(22,723,495)	$(11,186,127)

Sale and issuance of common stock	939,535	94	-	-	424,906	-	-	425,000

Net Loss	-	-	-	-	-	-	(469,252)	(469,252)

Balance as of August 31, 2024	72,932,800	$7,293	-	-	$11,955,075	$-	$(23,192,747)	$(11,230,379)

Sale and issuance of common stock	988,372	99	-	-	424,901	110,200	-	535,200

Net Loss	-	-	-	-	-	-	(815,720)	(815,720)

Balance as of November 30, 2024	73,921,172	$7,392	-	-	$12,379,976	$110,200	$(24,008,467)	$(11,510,899)

For the three and six months ended November 30, 2023 (Restated)

Balance as of May 31, 2023	66,220,306	$6,622	-	-	$10,064,603	$-	$(19,856,196)	$(9,784,971)

Stock based compensation	-	-	-	-	721,110	-	-	721,110

Net Loss	-	-	-	-	-	-	(1,119,710)	(1,119,710)

Balance as of August 31, 2023	66,220,306	$6,622	-	-	$10,785,713	-	$(20,975,906)	$(10,183,571)

Stock based compensation	-	-	-	-	235,142	-	-	235,142

Issuance of shares upon debt conversion	3,904,503	390	-	-	168,601	-	-	168,991

Net Loss	-	-	-	-	-	-	(753,522)	(753,522)

Balance as of November 30, 2023	70,124,809	$7,012	-	-	$11,189,456	$-	$(21,729,428)	$(10,532,960)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Six Months Ended
	Six Months Ended November 30, 2024	November 30, 2023 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,284,972)	$(1,873,232)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Stock based compensation expense	-	956,252
Depreciation expense	13,606	8,964
Accretion expense	1,642	36,322
Amortization of debt discount	37,755	35,579
Gain on sale of assets	-	(175,000)
Change in operating assets and liabilities
Receivables	8,346	1,779
Prepaid expenses and other current assets	(30,215)	10,097
Accounts payable and accrued liabilities	(42,003)	67,787
Accrued payroll	338,279	480,554
Accrued interest	99,835	126,143
NET CASH USED IN OPERATING ACTIVITIES	(857,727)	(324,755)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of equipment	-	175,000
Acquisition of oil and gas assets	(2,052,420)	(95,496)

NET CASH USED IN/PROVIDED BY INVESTING ACTIVITIES	(2,052,420)	79,504

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	910,200	-
Repayment of convertible debt	(119,706)	(133,384)
Proceeds from notes payable and revolving note	-	407,061
Repayment of bridge notes	(109,285)	-
Proceeds from prefunded drilling costs	281,500	-
Proceeds from well development deposit	1,875,000	-
PPP loan repayments	(33,816)	(3,301)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,803,893	270,376

Net decrease in cash and cash equivalents and restricted cash	(106,254)	25,125

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,990,189	13,754

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,883,935	$38,879

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$91,511	-
Initial asset retirement obligation asset and liability	$88,883	-
Conversion of convertible debt to common stock	-	$168,991
Issuance of common stock in exchange for note payable	$50,000	-
Cash to be received for sale of fixed assets	-	-
Interest paid	$45,831	$32,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements have been prepared by the management of Laredo Oil, Inc. (“the Company”).

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” with authorized common stock of 90,000,000 shares at $0.0001 par value and authorized preferred stock of 10,000,000 shares at $0.0001 par value. On October 21, 2009 the name was changed to “Laredo Oil, Inc.” During May 2023, the Company’s board of directors voted to increase the authorized shares of common stock to 120,000,000 shares at $0.0001 par value, which increase was confirmed by the holders of a majority of the shares then outstanding.

The Company is an oil exploration and production (“E&P”) company primarily engaged in acquisition and exploration efforts for mineral properties. From its inception in March 2008 through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering “stranded” oil using enhanced recovery methods. From June 14, 2011 through December 31, 2020, the Company was a management services company, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for its then sole customer, Stranded Oil Resources Corporation, or SORC, then a wholly owned subsidiary of Alleghany Corporation (“Alleghany”). On December 31, 2020, the Company entered into a Securities Purchase Agreement with Alleghany under which the Company purchased all the issued and outstanding shares of SORC. At that time there were no ongoing operations being conducted by SORC.

Under the Securities Purchase Agreement with Alleghany, the Company also entered into a Consulting Agreement, under which Alleghany paid the Company an aggregate of approximately $1.245 million during calendar year 2021 in exchange for the Company providing Alleghany with one to three years of consulting services from certain of the Company’s employees, including Mark See, its Chief Executive Officer.

As of November 30, 2024, the Company has acquired 45,766 gross acres and 38,153 net acres of mineral property interests in Montana. In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement, and subsequent amendments (collectively the “Erehwon APA”), with Erehwon Oil & Gas, LLC and Laris Oil & Gas, LLC (collectively, “Erehwon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erehwon APA specifies calculations for royalty interests and working interests for the first ten well completions, the first ten well recompletions and for all additional wells and recompletions thereafter. Lustre, as the Operator named in the Erehwon APA, will acquire initial mineral leases and pay 100% of the costs and the split between Erehwon and Lustre will be 20%/80%. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and the first ten completions. Until “payout”, as defined in the Erehwon APA, is attained, the split between Erehwon and Lustre will be 10% to Erehwon and 90% to Lustre. After payout, the split will be 20% to Erehwon and 80% to Lustre. Any additional wells funded under the Erehwon APA will be funded 100% by Lustre, with a 20% undivided working interest held by Erehwon;. Royalty expense will consist of the sum of royalty interest to the landowner and an overriding royalty interest to two individuals (the “Prospect Generators”), not to exceed 6% nor be less than 3%. For the first ten new wells and first ten recompletions, the Prospect Generators will receive a total amount equal to 5% of the cost of each completed and producing well.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

The two test wells were successfully drilled and Texakoma paid 100% of the costs associated with the drilling and completion of the wells. Lustre and Erehwon jointly have an undivided 15% working interest, carried through the tanks, in those two wells. In March 2024, Texakoma exercised its option to participate in the development of the remainder of the Lustre Field Prospect. By exercising its option, Texakoma agreed to drill eight additional wells, with Lustre and Erehwon having a 15% working interest carried through the tanks, and to pay Lustre $706,603 over a four month period, for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. As of May 31, 2024, Texakoma paid an additional $328,681 in accordance with the contract. The remaining amounts due were paid by the end of first fiscal quarter 2025. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and Lustre and Erehwon, jointly, on a 50:50 basis. As of November 30, 2024, Texakoma was readying three wells for production pending operational readiness of an acquired saltwater disposal well.

Following the Texakoma transaction, the Company retains a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

In December 2023, the Company entered into a Participation Agreement, through Hell Creek Crude, LLC, the Company’s wholly owned subsidiary, Erehwon, and various accredited investors. The Participation Agreement provided the Company with $2,034,000 to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also hold $575,000 of the Company’s convertible debt, plus accrued interest of $73,317, which total indebtedness is included as investments under the Participation Agreement. Until the total debt of $2,682,317, plus any additional capital calls is repaid to the various investors under the terms of the Participation Agreement, the net working interest payments from the Participation Agreement will be split between the various investors, on one hand, and HCC and Erehwon, on the other hand, on a 90%/10% basis. After the payment to the investors on their investments, the split between the investors, on one hand, and HCC and Erehwon, on the other hand, will be on a 50%/50% basis. After the development well is drilled under the Participation Agreement, the investors will have the option to invest in up to two additional wells in the field.

The Company has also raised $1,875,000 of investments from accredited investors in our wholly-owned subsidiary West Fork Resources, LLC (“West Fork”) which was formed to explore and develop oil reserves in portions of over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork to investors.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company’s 2023 annual financial statements on September 23, 2023, the Company’s management reconsidered the estimate previously applied in its valuation of the Olfert 11-4 exploratory well, which was drilled in the spring and summer of 2022. The well encountered salt-water in amounts making it uneconomical to operate due to the lack of a proximate salt-water disposal well and was shut-in during September 2022 pending gaining access to a closer disposal well. Two years later, the well remains shut-in as the Company has yet to economically solve the water disposal issue. Until a solution is found, the well is unevaluated and written down, although the Company continues to plan on developing the well if feasible. After experiencing continued losses in its equity method investment in Cat Creek Holdings, LLC, the Company has reconsidered its valuation of the entity and written it down to zero.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

The following table summarizes the impacts of the changes in estimates on the Company’s financial statements for the period ended November 30, 2023:

Condensed Consolidated Balance Sheet

	Impact of change of estimates
	As previously reported	Adjustments	As Restated November 30, 2023

Cash and cash equivalents and restricted cash	$38,879	$-	$38,879
Receivables	-	-	-
Prepaid expenses and other current assets	26,452	-	26,452
Total Current Assets	65,331	-	65,331

Property and Equipment
Oil and gas acquisition and drilling costs	4,479,596	(4,077,410)	402,186
Property and equipment, net	198,982	(54,518)	144,464
Total Property and Equipment, net	4,678,578	(4,131,928)	546,650

Other assets	30,000	-	30,000
Equity method investment – Olfert	37,630	(37,630)	-
Equity method investment – Cat Creek	238,359	(238,359)	-

TOTAL ASSETS	$5,049,898	$(4,407,917)	$641,981

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,054,309	$278,024	$2,332,333
Accrued payroll liabilities	2,743,004	-	2,743,004
Accrued interest	326,905	-	326,905
Deferred well development costs	1,799,260	-	1,799,260
Convertible debt, net of debt discount and debt issuance costs	858,193	-	858,193
Revolving note	1,060,061	-	1,060,061
Note payable – related party	292,099	-	292,099
Note payable – Alleghany, net of debt discount	617,934	-	617,934
Note payable, current portion	66,905	-	66,905
Total Current Liabilities	9,818,670	278,024	10,096,694

Asset retirement obligation	71,026	86,368	157,394
Long-term note, net of current portion	920,853	-	920,853
Total Noncurrent Liabilities	991,879	86,368	1,078,247

TOTAL LIABILITIES	10,810,549	364,392	11,174,941

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock: $0.0001 par value; 120,000,000 shares authorized; 70,124,809 and 66,220,206 issued and outstanding as of November 30 and May 31, 2023, respectively	$7,012	-	$7,012
Additional paid in capital	11,115,231	74,225	11,189,456
Accumulated deficit	(16,882,894)	(4,846,534)	(21,729,428)

Total Stockholders’ Deficit	(5,760,651)	(4,772,309)	(10,532,960)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,049,898	$(4,407,917)	$641,981

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Condensed Consolidated Statements of Operations

	As previously reported	Adjustments	Six Months ended November 30, 2023 (Restated)
Revenue	$-	$-	$-

Direct costs	-	-	-

Gross profit (loss)	-	-	-

General, selling and administrative expenses	1,862,443	97,393	1,959,836
Consulting and professional services	261,515	-	261,515

Total Operating Expense	2,123,958	97,393	2,221,351

Operating loss	(2,123,958)	(97,393)	(2,221,351)

Other income/(expense)
Other non-operating income	350,000	65,395	415,395
Gain on sale of assets	175,000	-	175,000
Equity method loss/impairment	(11,134)	11,134	-
Interest expense, net	(194,463)	(47,813)	(242,276)

Net loss	$(1,804,555)	(68,677)	$(1,873,232)

Net loss per share, basic and diluted	$(0.03)	-	$(0.03)

Weighted average number of basic and diluted common shares outstanding	66,922,493	-	66,922,493

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Condensed Consolidated Statement of Cash Flows

			Quarter ended
	As previously reported	Adjustment	November 30, 2023 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,804,555)	(68,677)	$(1,873,232)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation expense	956,252	-	956,252
Amortization of debt discount	35,579	-	35,579
Equity method investment loss/impairment	11,134	(11,134)	-
Depreciation	10,200	(1,236)	8,964
Accretion expense	3,088	33,234	36,322
Gain on sale of assets	(175,000)	-	(175,000)
Changes in operating assets and liabilities:
Accounts receivable – related party	1,779	-	1,779
Prepaid expenses and other current assets	10,097	-	10,097
Accounts payable and accrued liabilities	50,335	17,452	67,787
Accrued payroll liabilities	480,554	-	480,554
Accrued interest	126,143	-	126,143

NET CASH USED IN OPERATING ACTIVITIES	(294,394)	(30,361)	(324,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	175,000	-	175,000
Investment in oil and gas field acquisition and drilling costs	(125,857)	30,361	(95,496)
NET CASH USED IN INVESTING ACTIVITIES	49,143	30361	79,504

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debt	280,000		280,000
Repayment of convertible debt	(133,384)	-	(133,384)
Proceeds from notes payable and revolving note	127,061	-	127,061
PPP loan repayments	(3,301)	-	(3,301)

NET CASH PROVIDED BY FINANCING ACTIVITIES	270,376	-	270,376

Net change in cash and cash equivalents	25,125	-	25,125

Cash and cash equivalents at beginning of period	13,754	-	13,754

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$38,879	-	$38,879

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$32,733	-	$32,733
Cash paid for income taxes	$-	-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$194,001	$(194,001)	$-
Conversion of convertible debt to common stock	$161,991	$7,000	$168,991

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Condensed Consolidated Statement of Stockholders’ Deficit

							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Deficit

Balance at November 30, 2023 -as previously reported	70,124,809	7,012	-	-	11,115,231	(16,882,894)	(5,760,651)

Gain on sale of related party asset	-	-	-	-	74,225	-	74,225

Net Loss adjustments	-	-	-	-	-	(4,846,534)	(4,846,534)

Balance at November 30, 2023 (Restated)	70,124,809	$7,012	-	$-	$11,189,456	$(21,729,428)	$(10,532,960)

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

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three- and nine-months ended November 30, 2024 and 2023, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2024 and May 31, 2024. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

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

Also included in Restricted cash is $1,875,000 of investments from accredited investors in our wholly-owned subsidiary West Fork Resources, LLC (“West Fork”) which was formed to develop and find oil reserves in portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork. If the Company is unsuccessful in raising the funds, monies will be returned to the investors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES - continued

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	November 30, 2024	May 31, 2024
Cash and cash equivalents	$6,828	$127,126
Restricted cash	1,877,107	1,863,063
	$1,883,935	$1,990,189

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

The depreciation recorded for the six months ended November 30, 2024 and 2023, respectively was $14,496 and $8,964.

	November 30,	May 31,
	2024	2024
Vehicles and equipment	$193,766	$193,766
Less: Accumulated depreciation	71,873	58,267

Property and equipment, net	$121,893	$135,499

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES - continued

The Company has recorded oil and gas acquisition and drilling costs totaling $2,843,477 and $610,663 as of November 30, 2024 and May 31, 2024, respectively.

	November 30,	May 31,
	2024	2024
Intangible and tangible drilling costs	$2,599,589	$382,259
Lease acquisition costs	243,888	228,404

Oil and gas acquisition and drilling costs	$2,843,477	$610,663

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

NOTE 6 – CASH AND CASH EQUIVALENTS

Included in Cash and Cash Equivalents is $1,875,000 of investments from accredited investors in our wholly-owned subsidiary West Fork Resources, LLC (“West Fork”) which was formed to develop and find oil reserves in portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork. If the Company is unsuccessful in raising the funds, monies will be returned to the investors.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7—ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS - continued

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

As of May 31, 2024 the Company’s asset retirement obligations were recorded in connection with the Olfert 11-4 well as well as the working interest in the Texacoma wells. The Company established an additional asset retirement obligation in July 2024, when it commenced drilling the Reddig well in the Hell Creek Crude oil field. The asset retirement obligation totaled $247,919 and $157,394 as of November 30, 2024 and May 31, 2024, respectively.

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

NOTE 9 – DEFERRED WELL DEVELOPMENT COSTS AND DEPOSIT FOR WELL DEVELOPMENT

The Company records investor investments in individual oil wells as a liability totaling $4,833,077 and $4,551,577 at November 30, 2024 and May 31, 2024, respectively. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. The related cash generated is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split. The balance recorded shows amounts invested in the Olfert 11-4 well and the Reddig 11-21 well located in Valley County, Montana.

The Company has recorded $1,875,000 advanced by accredited investors to West Fork as a Deposit for Well Development. These amounts will be returned to investors if the project is not funded in its entirety.

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
(UNAUDITED)

NOTE 10 – FAIR VALUE MEASUREMENTS - continued

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000 plus interest accrued at an annual rate of 10%. As of November 30, 2024, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement. The Company’s Chief Financial Officer also invested $356,243 in membership interests in the Olfert #11-4 Holdings LLC which is a participant in the Olfert #11-4 well written off by the Company.

On July 22, 2024, Mr. Robert Adamo, who owns approximately $6.7 million shares of Laredo Oil, Inc. common stock and is an investor in Hell Creek Crude LLC (“HCC”), advanced $50,000 to Lustre. The transaction is undocumented, but the funds were to ensure that Lustre had monies available to secure a SWD well to support drilling activity in the Lustre oil field. The repayment terms are subject to negotiation. Mr. Adamo agreed to using $10,000 of the advance to fund a portion of the Cranston SWD purchase.

In addition, B&B Oil LLC, for which Mr Adamo is a principal owner, reimbursed Hell Creek Crude LLC $71,680.88 for a sonic log which only benefits B&B Oil and their 3D seismic studies. HCC acquired the information while purchasing seismic data for the Midfork field.

Accrued payables contain $137,500 for each of our two outside board members who have not been receiving current board stipends.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

No option grants were made during the six-months ending November 30, 2024. There were 21,100,000 shares underlying option grants as of November 30, 2024 and May 31, 2024 at a weighted average exercise price of $0.08 per share.

Option grants for the purchase of 15,075,000 shares of common stock at a price of $0.06 per share were made during the first quarter of fiscal year 2024. The grants were issued under the Laredo Oil, Inc. 2023 Equity Incentive Plan once the plan became effective with the filing on Form S-8 dated June 14, 2023. Except for an option grant for the purchase of 1,100,000 shares of common stock at a price of $.38 per share, the remaining 4,825,000 granted options to purchase common stock under the Laredo Oil, Inc. 2011 Equity Incentive Plan were cancelled. Option grants for the purchase of 3,925,000 shares of common stock at a price of $0.066 per share were made during the second quarter of fiscal year 2024. An option grant for the remaining 900,000 shares of common stock was mad during the third quarter of fiscal year 2024.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The grant date fair value of the stock option grants during the six-months ending November 30, 2023 totaled $956,252. The weighted average assumptions used in calculating these values were based on the following:

November 30, 2023
Risk-free interest rate	4.07%
Expected dividend yield	0%
Expected volatility	281.5%
Expected life of options	5.0 years

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

Share based compensation for stock option grants totaling $235,142 and $956,252 is recorded in general, selling and administrative expense during the three and six months ended November 30, 2023, respectively. No stock options were granted during the six months ended November 30, 2024. Accordingly, no comparable share based compensation expenses were recorded.

Restricted Stock

During the second fiscal quarter of 2025, the Company sold 1,244,651 shares of common stock to accredited investors at an average price of $0.43 per share for gross proceeds of $535,200. As of November 30, 2024, proceeds totaling $110,200 were recorded as stock payable as the 256,279 related shares of common stock have not been issued. During the first fiscal quarter of 2025, the Company sold 939,535 shares of common stock (together, the “Shares”) to accredited investors at an average price of $0.4524 per share for gross proceeds of $425,000. There were no finder’s fees related to the sales of the shares. The Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

The Company granted no shares of restricted stock as compensation during the first or second quarters of fiscal year 2024.

Warrants

No warrants were issued during the first half of fiscal year 2025. During the second quarter of fiscal year 2024, 1,000,000 warrants to purchase common stock at $0.06 per share and 260,870 warrants to purchase common stock at $0.23 per share were issued and outstanding as of November 30, 2024 and May 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – STOCKHOLDERS’ DEFICIT - continued

Convertible Debt Converted to Common Stock as of November 30, 2024

During the quarter and six months ended November 30, 2024 and as further disclosed in Note 13 – Notes Payable, the Company converted debt and related accrued interest totaling $168,991 pursuant to notes issued in March, April and May 2023. To satisfy the obligations, the Company issued to the noteholders 3,904,503 shares of the Company’s common stock upon conversion of the debt.

NOTE 13 – NOTES PAYABLE

Convertible Debt Repaid or Converted to Common Stock as of November 30,2024

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

12% Nine Month Promissory Note

On May 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $94,580 receiving $75,000 in net cash proceeds. The promissory note had an original issue discount of $14,580. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due February 28, 2025 and is repaid with the first installment of $52,964.50 due November 30, 2024 and three equal monthly installments of $17,655 starting December 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of November 30, 2024, the principal balance owed on the note was $51,295.

On February 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $66,000 receiving $50,000 in net cash proceeds. The promissory note had an original issue discount of $11,000. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due November 30, 2024 and is repaid with the first installment of $36,960 due August 30, 2024 and three equal monthly installments of $12,320 starting September 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of November 30, 2024, the note and interest had been paid in full.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – NOTES PAYABLE - continued

13% Nine Month Promissory Note

On December 11, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 13% promissory note in the principal amount of $74,750 receiving $60,000 in net cash proceeds. The promissory note had an original issue discount of $9,750. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due September 15, 2024 and is repaid in nine equal installments of $9,385.23 with the first payment due January 15, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The principal balance owed on May 31, 2024 was $35,280 and $46,926 principal and interest was repaid during fiscal year 2024. As of November 30, 2024, the remaining principal and interest had been paid in full.

15% Nine Month Promissory Note

On October 26, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $97,750 and received $80,000 in net cash proceeds. The promissory note had an original issue discount of $12,750 and $5,000 in debt issue costs were deducted from the gross proceeds. The Company is amortizing the total of $17,750 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note is due nine months following the date of issuance and accrues interest at 15% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal is due in nine equal monthly payments of $12,490.23, starting on November 30, 2023. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The note was fully repaid in August 2024.

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

Promissory Note

The Company entered into a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of November 30, 2024 and 2023 the $750,000 note is recorded as current and outstanding. Starting on January 1, 2024, the Company is accruing interest at the rate of 18.0% per annum.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – NOTES PAYABLE - continued

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The notes are secured by the membership interest in Hell Creek Crude, LLC, a wholly owned subsidiary of the Company. Pursuant to this Note Purchase Agreement, during September, October and November 2022, the Company issued four promissory notes in the aggregate principal amount of $290,000 and accrued interest at 10% per annum, later increased to 12% per annum. In December 2022, January 2023 and February 2023, the Company issued three additional promissory notes totaling $250,000. During June 2023 and August 2023, the Company entered into an additional $85,000 of secured convertible promissory notes increasing the aggregate principal issued to $625,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount. The promissory notes accrue interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and are convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. In January 2024, noteholders contributed $575,000 of their notes plus accrued interest of $73,695 to the Participation Agreement pertaining to the three well drilling program in the Midfork Field in Montana (See Footnote 1). The notes were exchanged for a net working interest in the well and will participate in cash flows produced by the first well drilled. In the event of a dry hole, the notes will be reinstated at $648,204 and accrue interest on that amount thereafter. On July 1, 2024, a promissory note totaling $50,000 was extinguished and exchanged for 100,000 shares of Laredo common stock pursuant to a stock purchase agreement. As of November 30, 2024, no notes were outstanding.

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

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of November 30, 2024 and May 31, 2024, the Senior Consolidated Note is recorded as current and remains outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – NOTES PAYABLE - continued

Paycheck Protection Program Loan

	November 30,	May 31,
	2024	2024
Total PPP Loan	$920,296	$954,112
Less amounts classified as current	63,350	66,379

PPP loan, excluding current portion	$856,946	$887,733

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 and as of November 30, 2024, the Company owes $1,929 with respect to the remaining balance on the first Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of November 30, 2024, the Company is current and compliant with the restructured payment plan and owes $918,367 with respect to the remaining balance on the Second Note.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,224.89 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of November 30, 2024, Lustre has paid $25,000 towards the judgement. As of November 30, 2024 and May 31, 2024, respectively, the estimated amounts due to Capex totaling $424,183 and $428,379 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued a Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,490 with post judgment interest of 10% per annum. As of November 30, 2024, and May 31, 2024, respectively, the estimated amounts due to Capstar totaling $350,078 and $333,354 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. Lustre intends to negotiate ongoing payment terms with Warren. As of November 30, 2024 and May 31, 2024, respectively, the estimated amounts due to Warren Well totaling $206,097 and $196,679 have been recorded in accounts payable.

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

NOTE 15 – SUBSEQUENT EVENTS

On December 5, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $138,000, receiving $114,000 in net cash proceeds. The note bears interest at 12% per annum and is repaid in 10 equal monthly payments commencing on January 15, 2025.

On December 17, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a bridge note in the principal amount of $64,960, receiving $50,000 in net cash proceeds. The note bears interest at 12% per annum with $36,377.50 due on June 15, 2025 and four equal monthly payments of $9,094 commencing on July 15, 2025.

On December 5, 2024, Hell Creek Crude, LLC received a $300,000 capital call payment for the Reddig 11-21 well.

In December 2024, Hell Creek Crude, LLC sold 1% before payout and 4% after payout of its net working interest in the Reddig 11-21 well for consideration of $300,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of Laredo Oil, Inc., a Delaware corporation, (the “Company,” “we,” “our,” or “us”) for the quarter ended November 30, 2024, includes consolidated comparative financial statements and disclosures for the quarter ended November 30, 2023 which have been restated from the Form 10-Q previously filed for the quarter ended November 30, 2023 with the Securities and Exchange Commission (the “SEC”) on January 19,2024 (the “2023 Original Filing”).

Reference Note 2 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by this restatement.

Restatement of the Financial Statement for Fiscal Quarter Ended November 30, 2023

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

During fiscal 2024, on May 3, 2024 the SEC entered, and the Company became aware of, an order instituting settled administrative and cease-and-desist proceedings against Borgers, which order includes denying Borgers the privilege of appearing or practicing before the SEC as an accountant. The Company and its new auditing firm determined that the 2023 audit performed by Borgers should not be included in the 2024 filing, and the Company expanded its engagement with the new auditing firm to include a reaudit of the 2023 financial statements.

In the course of the 2023 reaudit, procedures were applied that led the Company and the new auditors to believe sufficient audit procedures were not performed by Borgers when auditing the 2023 financial statements.

For the year ended May 31, 2024, management applied accounting procedures to examine the need for an impairment adjustment to the carrying value of its unevaluated oil and natural gas properties. A triggering event related to the evaluation of the economic viability related to the Company’s Olfert 11-4 well on May 31, 2023 was noted. Although negotiation discussions with salt-water disposal well operators in the area have been in progress for over two years, there was no assurance that access would, in fact, be attained in a timely manner. Additionally, the value of the Company’s Cat Creek Holdings, LLC (“Cat Creek”) equity method investment was determined to have no continuing value. The conclusion reached was to impair 100% of the carrying value of the Company’s oil assets associated with the well and the remaining Cat Creek investment balance as of May 31, 2023. The new auditing firm recommends that this higher impairment is more in line with the standard practices within the oil and gas exploration industry during periods in which unevaluated oil wells and loss producing investments are recorded.

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

Prior to December 31, 2020, while implementing underground gravity drainage, or UGD, projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. We began drilling an exploratory well in Montana during May 2022. That well, named the Olfert 11-4 well, has not yet been completed or put into production. More recently, we are continuing our efforts to complete the Olfert 11-4 well and begin commercial production. We have also developed relationships with Texakoma Exploration and Production, LLC, or Texakoma, and Erehwon Oil & Gas, LLC, or Erehwon, designed to develop our acquired mineral property acreage. We also have raised over $2.7 million from accredited investors pursuant to a participation agreement to fund the development of up to three wells in the Midfork oil field in Montana. The first well, Reddig 11-21, has been drilled and is in the process of being put into production. We are continually attempting to raise additional funds to develop our other mineral property interests we have purchased. Our various projects and relationships are described in more detail below. Our ability to secure additional funding will determine whether we can achieve any future production for the acreage, and if we can secure such financing, the pace of field development.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Hell Creek Crude, LLC Midfork Field Production Well

In December 2023, we entered into a Participation Agreement, through Hell Creek Crude, LLC, our wholly owned subsidiary (“HCC”), Erehwon, and various accredited investors. The Participation Agreement provided us with over $2.4 million to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also hold $575,000 of our convertible debt, plus accrued interest of $73,317, which indebtedness is included as investments under the Participation Agreement.

Until the total of the $3.0 million in cash, notes and accrued interest is repaid to the various investors under the terms of the Participation Agreement, the net working interest payments from the Participation Agreement will be split between the various investors and HCC and Erehwon, collectively on a 90%/10% basis. After the repayment to the investors, the split between the investors, on one hand, and HCC and Erehwon, on the other hand, will be on a 50%/50% basis. After the development well is drilled under the Participation Agreement, the investors will have the option to invest in up to two additional wells in the field.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

As of November 30, 2024, Texakoma was preparing three wells for production pending final permitting and operational readiness of the Cranston saltwater disposal well purchased by Lustre Oil Company on September 10, 2024.

Additional Acreage North of the Fort Peck Reservation

We are in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork Resources, LLC. The purpose of the package is to prove up portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. Preliminary development operations such as acquiring seismic data, site selection, permitting, etc. are in process.

Liquidity and Capital Resources

Wells associated with the Texakoma agreement and the HCC well described above are being put into production pending operational completion of the Cranston saltwater disposal well. Until we receive adequate revenue from those wells, any cash needed for operations and oil field expansion and development will most likely come from the sale of our debt and equity securities. From May 31, 2024 through November 30, 2024, we have raised $960,200 from the sale of 2,184,186 shares of unregistered common stock to accredited investors.

Our cash and cash equivalents and restricted cash on November 30, 2024 was $1,883,935. Our total debt outstanding as of November 30, 2024 was $2,937,776, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, (ii) $920,296 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $856,946 as long-term debt, net of the current portion totaling $63,350, which is classified as a current note payable, (iii) $47,386 short term convertible notes and bridge security, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, and (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term.

Results of Operations

During the six months ended November 30, 2024, the Company recognized $7,688 of revenue from one of the three Texakoma wells being put into production. It is expected that the wells will experience increased production after the Cranston SWD well becomes operational.

During the six months ended November 30, 2024 and 2023, we incurred operating expenses of $1,383,101 and $2,221,351, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The decrease in expenses for the six months ended November 30, 2024, as compared to the same period in 2023, is primarily attributable to stock-based compensation expenses, offset by a net increase in other professional fees including IT, legal and accounting services.

During the six months ended November 30, 2024, we recognized other income related to the final two payments under the Texakoma Development Agreement. During the six months ended November 30, 2023, we recognized other income and expenses comprised of $175,000 related to the sale of underground drilling equipment that formerly had been used in drilling operations in the Fredonia underground gravity drainage project and $175,000 related to the first payment and $65,395 as a portion of the second payment as required under the Texakoma Development Agreement.

During the three months ended November 30, 2024, the Company recognized $1,640 of revenue from one of the three Texakoma wells being put into production. It is expected that the wells will experience increased production after the Cranston SWD well becomes operational.

During the three months ended November 30, 2024 and 2023, we incurred operating expenses of $712,742 and $871,772, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The decrease in expenses for the three months ended November 30, 2024, as compared to the same period in 2023, is primarily attributable to stock-based compensation expenses, offset by a net increase in other professional fees including IT, legal and accounting services.

During the three months ended November 30, 2024, we recognized minimal other income. During the three months ended November 30, 2023, we recognized other income of $240,395 related to the first payment as required under the Texakoma Development Agreement

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

ITEM 4. CONTROLS AND PROCEDURES (Continued)

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of November 30, 2024, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. This material weakness resulted in the restatement of the Company’s financial statements for the fiscal year ended May 31, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

(b) Changes in Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See NOTE 14 – COMMITMENTS AND CONTINGENCIES of PART 1, FINANCIAL STATEMENTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first and second fiscal quarters of 2025 covered by this report, we sold 2,184,186 shares of common stock for $960,200 at an average price of $0.44 that were not registered under the Securities Act as described in NOTE 12, STOCKHOLDER’S EQUITY of PART 1, FINANCIAL STATEMENTS. Proceeds from the sales were used for general corporate purposes and payment of maturing debt.

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

LAREDO OIL, INC.

(Registrant)

Date: January 17, 2025	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 17, 2025	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director