Form 10-Q
period 2025-02-28
Laredo Oil, Inc.
filed 2025-04-21
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2025

Commission File Number 333-153168

Laredo Oil, Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

2021 Guadalupe Street, Ste. 260
Austin, Texas 78705
(Address of principal executive offices) (Zip code)

(512) 337-1199
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 74,468,150 shares of common stock issued and outstanding as of April 21, 2025.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2024. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K, which was filed with the SEC on September 30, 2024. In the opinion of management of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Laredo Oil, Inc. as of February 28, 2025 and the results of its operations and cash flows for the three-month and nine-month periods then ended, have been included. The results of operations for the three-month and nine-month periods ended February 28, 2025 are not necessarily indicative of the results for the full year ending May 31, 2025.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	February 28,	May 31,
	2025 (unaudited)	2024
ASSETS
Current Assets
Cash and cash equivalents and restricted cash	$1,543,101	$1,990,189
Receivables	86,970	8,346
Prepaid expenses and other current assets	45,353	19,941
Total Current Assets	1,675,424	2,018,476

Property and Equipment
Oil and gas acquisition and drilling costs	3,644,302	610,663
Property and equipment, net	115,090	135,499
Total Property and Equipment, net	3,759,392	746,162

Other assets	40,000	40,000

TOTAL ASSETS	$5,474,816	$2,804,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,446,637	$2,542,976
Accrued payroll liabilities	3,607,777	3,165,142
Accrued interest	518,085	360,848
Deposit for well development	1,500,000	-
Deferred well development costs	5,883,077	4,551,577
Bridge and promissory note, net of debt discount and debt issue costs	273,553	-
Convertible debt, net of debt discount and debt issuance costs	-	288,622
Revolving note	1,060,061	1,060,061
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	61,831	66,379
Total Current Liabilities	16,261,054	12,945,638

Asset retirement obligation	248,918	157,394
Long-term note, net of current portion	841,494	887,733
Total Noncurrent Liabilities	1,090,412	1,045,127

TOTAL LIABILITIES	17,351,466	13,990,765

Commitments and Contingencies (Note 13)	-	-

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 shares authorized; 74,177,452 and 71,993,265 issued and outstanding as of February 28, 2025 and May 31, 2024, respectively	7,417	7,199
Additional paid in capital	12,490,151	11,530,169
Subscription paid in advance	50,000	-
Accumulated deficit	(24,424,218)	(22,723,495)

Total Stockholders’ Deficit	(11,876,650)	(11,186,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,474,816	$2,804,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 28, 2025	Three Months Ended February 29, 2024 (Restated)	Nine Months Ended February 28, 2025	Nine Months Ended February 29, 2024 (Restated)
Revenue	$1,735	$12,701	$9,423	$12,701

Direct costs	-	-	-	-

Gross profit (loss)	1,735	12,701	9,423	12,701

Lease operating expense	53,063	-	130,105	-
General, selling and administrative expenses	450,275	463,308	1,376,809	2,423,144
Consulting and professional services	97,141	100,000	476,666	361,515
Total Operating Expense	600,479	563,308	1,983,580	2,784,659

Operating income (loss)	(598,744)	(550,607)	(1,974,157)	(2,771,958)

Other income/(expense)
Other non-operating income	-	412,506	-	827,901
Gain on sale of assets	299,709	-	628,702	175,000
Income from employee retention credit	-	-	-	-
Equity method income (loss)	-	-	-	-
Interest expense	(116,716)	(128,760)	(355,268)	(371,036)

Net income (loss)	$(415,751)	$(266,861)	$(1,700,723)	$(2,140,093)

Net income (loss) per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	74,001,534	71,432,162	73,309,076	69,285,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the three and nine months ended February 28, 2025

							Additional	Subscription			Total
	Common Stock		Preferred Stock				Paid	Paid		Accumulated	Stockholders’
	Shares	Amount	Shares		Amount		in Capital	In Advance		Deficit	Deficit
Balance as of May 31, 2024	71,993,265	$7,199	-		-		$11,530,169	$-		$(22,723,495)	$(11,186,127)

Sale and issuance of common stock	939,535	94	-		-		424,906	-		-	425,000

Net Loss	-	-	-		-		-	-		(469,252)	(469,252)

Balance as of August 31, 2024	72,932,800	$7,293	-		-		$11,955,075	$-		$(23,192,747)	$(11,230,379)

Sale and issuance of common stock	988,372	99	-		-		424,901	110,200		-	535,200

Net Loss	-	-	-		-		-	-		(815,720)	(815,720)

Balance as of November 30, 2024	73,921,172	$7,392	-		-		$12,379,976	$110,200		$(24,008,467)	$(11,510,899)

Sale and issuance of common stock	256,280	25	-		-		110,175	(60,200)		-	50,000

Net loss	-	-	-		-		-	-		(415,751)	(415,751)

Balance as of February 28, 2025	74,177,452	$7,417	-			-	$12,490,151	$50,000		$(24,424,218)	$(11,876,650)

For the three and nine months ended February 29, 2024 (Restated)

Balance as of May 31, 2023	66,220,306	$6,622	-		-		$10,064,603	$-		$(19,856,196)	$(9,784,971)

Stock based compensation	-	-	-		-		721,110	-		-	721,110

Net Loss	-	-	-		-		-	-		(1,119,710)	(1,119,710)

Balance as of August 31, 2023	66,220,306	$6,622	-		-		$10,785,713	-		$(20,975,906)	$(10,183,571)

Stock based compensation	-	-	-		-		235,142	-		-	235,142

Issuance of shares upon debt conversion	3,904,503	390	-		-		168,601	-		-	168,991

Net Loss	-	-	-		-		-	-		(753,522)	(753,522)

Balance as of November 30, 2023	70,124,809	$7,012	-		-		$11,189,456	$-		$(21,729,428)	$(10,532,960)

Stock based compensation	-	-	-		-		49,904	-		-	-

Issuance of shares upon debt conversion	1,350,396	136	-		-		51,379	-		-	51,515

Issuance of warrants	-	-		-		-	96,768		-	-	96,768

Net Loss	-	-	-		-		-	-		(266,861)	(266,861)

Balance as of February 29, 2024	71,475,205	$7,148	-		-		$11,387,507	$-		$(21,996,289)	$(10,601,634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

		Nine Months Ended
	Nine Months Ended February 28, 2025	February 29, 2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,700,723)	$(2,140,093)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Stock based compensation expense	-	1,102,924
Depreciation expense	20,409	13,446
Accretion expense	2,641	36,322
Amortization of debt discount	55,868	60,549
Gain on sale of assets	(628,702)	(175,000)
Change in operating assets and liabilities
Receivables	(78,624)	(412,701)
Receivables – related party	-	1,779
Prepaid expenses and other current assets	(25,412)	18,857
Accounts payable and accrued liabilities	(1,744,692)	110,648
Accrued payroll	442,635	677,611
Accrued interest	157,237	182,994
NET CASH USED IN OPERATING ACTIVITIES	(3,499,363)	(522,664)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of assets	628,702	175,000
Acquisition of oil and gas assets and drilling costs	(1,296,403)	(125,373)

NET CASH USED IN INVESTING ACTIVITIES	(667,701)	49,627

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	960,200	-
Proceeds from convertible debt	-	440,000
Repayment of convertible debt	(119,706)	(179,163)
Proceeds from notes payable and revolving note	-	127,061
Proceeds from bridge notes	284,000	-
Repayment of bridge notes	(185,231)	-
Proceeds from prefunded drilling costs	1,331,500	1,986,450
Proceeds from well development deposit	1,500,000	-
PPP loan repayments	(50,787)	(20,103)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,719,976	2,354,245

Net decrease in cash and cash equivalents and restricted cash	(447,088)	1,881,208

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT BEGINNING OF PERIOD	1,990,189	13,754

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,543,101	$1,894,962

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$1,648,353	$-
Initial asset retirement obligation asset and liability	$88,883	-
Reclassification of convertible debt to contingent liability	-	$648,695
Conversion of convertible debt to common stock	-	$220,506
Issuance of common stock in exchange for note payable	$50,000	-
Cash to be received for sale of fixed assets	-	-
Interest paid	$63,680	$56,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements have been prepared by the management of Laredo Oil, Inc. (“the Company”).

The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” As of that date, the Company had 90,000,000 authorized shares of common stock at $0.0001 par value and 10,000,000 authorized shares of preferred stock at $0.0001 par value. On October 21, 2009 the name of the Company was changed to “Laredo Oil, Inc.” During May of 2023, the Company’s board of directors voted to increase the authorized shares of common stock to 120,000,000 shares at $0.0001 par value, which increase was approved by the holders of a majority of the shares of common stock then outstanding.

The Company is an oil exploration and production company. From its inception in March 2008 through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, the Company shifted its focus to locating mature oil fields with the intention of acquiring those oil fields and recovering “stranded” oil using enhanced recovery methods. From June 14, 2011 through December 31, 2020, the Company was a management services company, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for its then sole customer, Stranded Oil Resources Corporation, or SORC, then a wholly owned subsidiary of Alleghany Corporation (“Alleghany”). On December 31, 2020, the Company entered into a Securities Purchase Agreement with Alleghany under which the Company purchased all the issued and outstanding shares of SORC which included all intellectual property owned or developed by SORC. At that time SORC conducted no ongoing operations.

Under the Securities Purchase Agreement with Alleghany, the Company also entered into a Consulting Agreement, under which Alleghany paid the Company approximately $1.245 million during calendar year 2021 in exchange for the Company providing Alleghany with one to three years of consulting services to be performed by certain of the Company’s employees, including Mark See, its Chief Executive Officer.

As of February 28, 2025, the Company had acquired 45,766 gross acres and 38,153 net acres of mineral property interests in Montana. In connection with securing this acreage in Montana, Lustre Oil Company LLC, a wholly owned subsidiary of the Company (“Lustre”), entered into an Acquisition and Participation Agreement, and subsequent amendments (collectively the “Erehwon APA”), with Erehwon Oil & Gas, LLC and Laris Oil & Gas, LLC (collectively, “Erehwon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The Erehwon APA specifies calculations for royalty interests and working interests for the first ten well completions, the first ten well recompletions and for all additional wells and recompletions thereafter. Lustre, as the operator named in the Erehwon APA, will acquire initial mineral leases and pay 100% of the costs, with the split between Erehwon and Lustre of 20%/80%, respectively. Under the Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and the first ten completions. Until “payout”, as defined in the Erehwon APA, is attained, the split between Erehwon and Lustre will be 10% to Erehwon and 90% to Lustre. After payout, the split will be 20% to Erehwon and 80% to Lustre. Any additional wells funded under the Erehwon APA will be funded 100% by Lustre, with a 20% undivided working interest held by Erehwon. Royalty expense will consist of the sum of royalty interest to the landowner and an overriding royalty interest to two individuals (the “Prospect Generators”), not to exceed 6% nor be less than 3%. For the first ten new wells and first ten recompletions, the Prospect Generators will receive a total amount equal to 5% of the cost of each completed and producing well.

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

Under the terms of a Development Agreement, Texakoma agreed to pay Lustre and Erehwon (jointly, “LOC”), the following amounts: (i) $175,000 on or before July 21, 2023; and (ii) another $175,000 upon the “spudding” of the initial test well subject to rig availability. Upon the spudding of that test well, LOC was required to deliver to Texakoma a partial assignment of an 85% working interest in the oil and gas leases covering the first two initial drilling and spacing units. Under the Development Agreement the first payment was paid by Texakoma in August 2023 and LOC received the second payment of $175,000 in September 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

The two test wells were successfully drilled and Texakoma paid 100% of the costs associated with the drilling and completion of the wells. LOC has an undivided 15% working interest, carried through the tanks, in those two wells. In March 2024, Texakoma exercised its option to participate in the development of the remainder of the Lustre Field Prospect. By exercising its option, Texakoma agreed to drill eight additional wells, with LOC having a 15% working interest carried through the tanks, and to pay Lustre $706,603 over a four month period, for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. As of May 31, 2024, Texakoma paid an additional $328,681 to LOC in accordance with the Development Agreement. Texakoma paid the remaining amounts due by the end of first fiscal quarter 2025. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and LOC on a 50:50 basis. As of February 28, 2025, Texakoma had completed three wells. With the purchase of the Cranston saltwater disposal well purchased by Lustre Oil Company on September 10, 2024, Texakoma was preparing the three wells for production pending evaluation of the well characteristics and better weather conditions in the field.

Following the Texakoma transaction described above, the Company retains a 100% leasehold interest and full control of an additional 30,556 net mineral acres in northeastern Montana at the western edge of the Williston Basin.

In December 2023, the Company, through the Company’s wholly owned subsidiary, Hell Creek Crude, LLC, or HCC, entered into a Participation Agreement with Erehwon, and various accredited investors. The Participation Agreement provided the Company with an initial $2,034,000 to acquire certain leases and to drill a development well in the Midfork Field in Montana. Through subsequent capital calls and the addition of another investor, the Company has raised $2,685,500 as of February 28, 2025. This amount is recorded as deferred well development costs. Several of the investors in the Participation Agreement also hold $575,000 in principal amount of the Company’s convertible debt, and $73,317 in accrued interest, which total indebtedness is included as investments under the Participation Agreement. Until the total current debt of $3,333,817, plus any additional capital calls is repaid to the various investors under the terms of the Participation Agreement, the net working interest payments from the Participation Agreement will be split between the various investors, on one hand, and HCC and Erehwon, on the other hand, on a 90%/10% basis. After full payment to the investors on their investments, the split between the investors, on one hand, and HCC and Erehwon, on the other hand, will be on a 50%/50% basis. In December 2024, an additional investor purchased a 9% net working interest before- payout and 4% net working interest after payout from HCC for $300,000. The before-payout split between the investors, on one hand, and the additional investor, and Erehwon, on the other hand, will be on a 90%/9%/1% basis The after-payout split between the initial investors, on one hand, and the additional investor, HCC and Erehwon, on the other hand, will be on a 50%/4%/46% basis with HCC receiving a 36% and Erehwon a 10% split. After the development well is drilled under the Participation Agreement, the investors will have the option to invest in up to two additional wells in the field. The Reddig 11-21 well is currently being modified for production through additional perforations.

The Company has also raised $2,250,000 from accredited investors in its subsidiary, West Fork Resources, LLC (“West Fork”) which was formed to explore and develop oil reserves in portions of over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork to investors. Of the funds thus raised, $1,250,000 is restricted until the entire $7.5 million is received and will be returned should that amount fail to be attained. The unrestricted funds received totaling $1,000,000are committed to drilling the first well in the field.

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the initial issuance of the Company’s 2023 annual financial statements on September 23, 2023, the Company’s management reconsidered the estimate previously applied in its valuation of the Olfert 11-4 exploratory well, which was drilled in the spring and summer of 2022. The well encountered salt-water in amounts that make it uneconomical to operate due to the lack of a proximate salt-water disposal well and was shut-in during September 2022 pending gaining access to a closer disposal well. Currently, the well remains shut-in as the Company has yet to economically solve the water disposal issue. Until a solution is found, the well is unevaluated and written down, although the Company continues to plan on developing the well if it becomes feasible. After experiencing continued losses in its equity method investment in Cat Creek Holdings, LLC, the Company has reconsidered its valuation of the entity and written it down to zero.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

The following table summarizes the impacts of the changes in estimates on the Company’s financial statements for the period ending February 29, 2024:

Condensed Consolidated Balance Sheet

	Impact of change of estimates
	As previously reported	Adjustments	As Restated February 29, 2024

Cash and cash equivalents and restricted cash	$1,894,962	$-	$1,894,962
Receivables	412,701	-	412,701
Prepaid expenses and other current assets	17,692	-	17,692
Total Current Assets	2,325,355	-	2,325,355

Property and Equipment
Oil and gas acquisition and drilling costs	4,518,896	(4,086,833)	432,063
Property and equipment, net	193,883	(53,901)	139,982
Total Property and Equipment, net	4,712,779	(4,140,734)	572,045

Other assets	30,000	-	30,000
Equity method investment – Olfert	37,630	(37,630)	-
Equity method investment – Cat Creek	157,185	(157,185)	-

TOTAL ASSETS	$7,262,949	$4,335,549	$2,927,400

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$2,092,806	$282,388	$2,375,194
Accrued payroll liabilities	2,940,061	-	2,940,061
Accrued interest	380,466	(73,695)	306,771
Deferred well development costs	3,785,710	648,695	4,434,405
Convertible debt, net of debt discount and debt issuance costs	949,159	(575,000)	374,159
Revolving note	1,060,061	-	1,060,061
Note payable – related party	292,099	-	292,099
Note payable – Alleghany, net of debt discount	617,934	-	617,934
Note payable, current portion	67,073	-	67,073
Total Current Liabilities	12,185,369	282,388	12,467,757

Asset retirement obligation	72,570	84,824	157,394
Long-term note, net of current portion	903,883	-	903,883
Total Noncurrent Liabilities	976,453	84,824	1,061,277

TOTAL LIABILITIES	13,161,822	367,212	13,529,034

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock: $0.0001 par value; 120,000,000 shares authorized; 71,475,205 and 66,220,306 issued and outstanding as of February 29, 2024 and May 31, 2023, respectively	$7,148	-	$7,148
Additional paid in capital	11,313,282	74,225	11,387,507
Accumulated deficit	(17,219,303)	(4,776,986)	(21,996,289)

Total Stockholders’ Deficit	(5,898,873)	(4,702,761)	(10,601,634)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,262,949	$(4,335,549)	$2,927,400

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Condensed Consolidated Statements of Operations
	As previously reported	Adjustments	Nine Months ended February 29, 2024 (Restated)
Revenue	$12,701	$-	$12,701

Direct costs	-	-	-

Gross profit (loss)	12,701	-	12,701

General, selling and administrative expenses	2,325,516	97,628	2,423,144
Consulting and professional services	361,515	-	361,515

Total Operating Expense	2,687,031	97,628	2,784,659

Operating loss	(2,674,330)	(97,628)	(2,771,958)

Other income/(expense)
Other non-operating income	750,000	77,901	827,901
Gain on sale of assets	175,000	-	175,000
Equity method loss/impairment	(92,309)	92,309	-
Interest expense, net	(299,325)	(71,711)	(371,036)

Net loss	$(2,140,964)	871	$(2,140,093)

Net loss per share, basic and diluted	$(0.03)	-	$(0.03)

Weighted average number of basic and diluted common shares outstanding	68,420,230	864,846	69,285,076

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Condensed Consolidated Statement of Cash Flows

			Quarter ended
	As previously reported	Adjustment	February 29, 2024 (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,140,964)	871	$(2,140,093)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation expense	1,102,924	-	1,102,924
Amortization of debt discount	60,549	-	60,549
Equity method investment loss/impairment	92,309	(92,309)	-
Depreciation	15,299	(1,853)	13,446
Accretion expense	4,632	31,690	36,322
Gain on sale of assets	(175,000)	-	(175,000)
Changes in operating assets and liabilities:
Receivables	(412,701)	-	(412,701)
Accounts receivable – related party	1,779	-	1,779
Prepaid expenses and other current assets	18,857	-	18,857
Accounts payable and accrued liabilities	88,550	22,098	110,648
Accrued payroll liabilities	677,611	-	677,611
Accrued interest	182,994	-	182,994

NET CASH USED IN OPERATING ACTIVITIES	(483,161)	(39,503)	(522,664)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of assets	175,000	-	175,000
Investment in oil and gas field acquisition and drilling costs	(164,876)	39,503	(125,373)
NET CASH USED IN INVESTING ACTIVITIES	10,124	39,503	49,627

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible debt	440,000	-	440,000
Repayment of convertible debt	(179,163)	-	(179,163)
Proceeds from notes payable and revolving note	127,061	-	127,061
Proceeds from prefunded drilling costs	1,986,450	-	1,986,450
PPP loan repayments	(20,103)	-	(20,103)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,354,245	-	2,354,245

Net change in cash and cash equivalents	1,881,208	-	1,881,208

Cash and cash equivalents at beginning of period	13,754	-	13,754

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$1,894,962	-	$1,894,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$56,441	-	$56,441
Cash paid for income taxes	$-	-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$(193,720)	193,720	$-
Reclassification of convertible debt to contingent liability	$-	648,695	$648,695
Conversion of convertible debt to common stock	$220,506	-	$220,506

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - continued

Condensed Consolidated Statement of Stockholders’ Deficit

							Total
	Common Stock		Preferred Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit	Deficit
Balance at February 29, 2024 -as previously reported	71,475,205	$7,148	-	-	$11,313,282	$(17,219,303)	$(5,898,873)

Gain on sale of related party asset	-	-	-	-	74,225	-	74,225

Net Loss adjustments	-	-	-	-	-	(4,776,986)	(4,776,986)

Balance at February 29, 2024 (Restated)	71,475,205	$7,148	-	$-	$11,387,507	$(21,996,289)	$(10,601,634)

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

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three- and nine-months ended February 28, 2025 and February 29, 2024, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2025 and May 31, 2024. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

The Company entered into a Participation Agreement in exchange for funding of well development costs. The agreement requires that participants pay Hell Creek Crude LLC the contract price upon execution of the agreement. The funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling, completing and equipping a well. Otherwise, the Company may designate these funds for a substitute well. Under certain conditions, a portion of these funds may be required to be returned to the participants. The Company uses the funds to satisfy the well development costs. The Company classifies these funds prior to commencement of well development as restricted cash based upon guidance codified under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230-10-50-8. In the event that progress payments are made from these funds, the Company records them as Oil and Gas Acquisition Costs.

Also included in Restricted cash is $1,500,000 of investments from accredited investors in our wholly-owned subsidiary West Fork Resources, LLC (“West Fork”) which was formed to develop and find oil reserves in portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork. If the Company is unsuccessful in raising the funds, 1,250,000 of the restricted cash mentioned above will be returned to the applicable investors. The remaining funds can be used to satisfy the West Fork well development costs. Laredo classifies these funds prior to commencement of well development as restricted cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES - continued

The following table provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	February 28, 2025	May 31, 2024
Cash and cash equivalents	$27,843	$127,126
Restricted cash	1,515,258	1,863,063
	$1,543,101	$1,990,189

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

The depreciation recorded for the nine months ended February 28, 2025 and February 29, 2024, respectively was $20,409 and $13,446.

	February 28,	May 31,
	2025	2024
Vehicles and equipment	$193,766	$193,766
Less: Accumulated depreciation	78,676	58,267

Property and equipment, net	$115,090	$135,499

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – SIGNIFICANT ACCOUNTING POLICIES - continued

The Company has recorded oil and gas acquisition and drilling costs totaling $3,644,302 and $610,663 as of February 28, 2025 and May 31, 2024, respectively.

	February 28,	May 31,
	2025	2024
Intangible and tangible drilling costs	$3,357,831	$382,259
Lease acquisition costs	286,471	228,404

Oil and gas acquisition and drilling costs	$3,644,302	$610,663

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

NOTE 6 – CASH AND CASH EQUIVALENTS

Included in Cash and Cash Equivalents is $1,440,700 of investments from accredited investors in our wholly-owned subsidiary West Fork Resources, LLC (“West Fork”) which was formed to develop and find oil reserves in portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork. If the Company is unsuccessful in raising the funds, monies will be returned to the investors.

NOTE 7 – ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS

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
(UNAUDITED)

NOTE 7 – ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS - continued

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

As of May 31, 2024 the Company’s asset retirement obligations were recorded in connection with the Olfert 11-4 well as well as the working interest in the Texacoma wells. The Company established an additional asset retirement obligation in July 2024, when it commenced drilling the Reddig well in the Hell Creek Crude oil field. The asset retirement obligation totaled $248,918 and $157,394 as of February 28, 2025 and May 31, 2024, respectively.

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

NOTE 9 – DEFERRED WELL DEVELOPMENT COSTS AND DEPOSIT FOR WELL DEVELOPMENT

The Company records investor investments in individual oil wells as a liability totaling $5,883,077 and $4,551,577 at February 28, 2025 and May 31, 2024, respectively. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. The related cash generated is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split. The balance recorded shows amounts invested in the Olfert 11-4 well and the Reddig 11-21 well located in Valley County, Montana.

The Company has recorded $1,500,000 advanced by accredited investors to West Fork as a Deposit for Well Development. Amounts totaling $1,250,000 will be returned to investors if the project is not funded in its entirety.

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000 plus interest accrued at an annual rate of 10%. As of February 28, 2025, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement. The Company’s Chief Financial Officer also invested $356,243 in membership interests in the Olfert #11-4 Holdings LLC which is a participant in the Olfert #11-4 well written off by the Company. As of February 29, 2024, the Company’s Chief Financial Office provided a $13,000 cash advance to the company. The cash advance was recorded in accounts payable and accrued expenses and was repaid in March 2024.

On July 22, 2024, Mr. Robert Adamo, who owns approximately $6.7 million shares of Laredo Oil, Inc. common stock and is an investor in Hell Creek Crude LLC (“HCC”), advanced $50,000 to Lustre. The transaction is undocumented, but the funds were to ensure that Lustre had monies available to secure a SWD well to support drilling activity in the Lustre oil field. The repayment terms are subject to negotiation. Mr. Adamo agreed to using $10,000 of the advance to fund a portion of the Cranston SWD purchase. The remaining funds have been used to satisfy general corporate purposes as of February 28, 2025.

In addition, B&B Oil LLC, for which Mr Adamo is a principal owner, reimbursed Hell Creek Crude LLC $71,680.88 for a sonic log which only benefits B&B Oil and their 3D seismic studies. HCC acquired the information while purchasing seismic data for the Midfork field.

Accrued payables contain $150,500 for each of our two outside board members who have not been receiving current board stipends.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – STOCKHOLDERS’ DEFICIT

 Share Based Compensation

No option grants were made during the nine-months ending February 28, 2025. Option grants totaling 1,100,000 shares issued under the Laredo Oil, Inc. 2011 Equity Incentive Plan expired and were cancelled, leaving 20,000,000 shares underlying option grants as of February 28, 2025 and May 31, 2024 at a weighted average exercise price of $0.061 per share.

Option grants for the purchase of 15,075,000 shares of common stock at a price of $0.06 per share were made during the first quarter of fiscal year 2024. The grants were issued under the Laredo Oil, Inc. 2023 Equity Incentive Plan once the plan became effective with the filing on Form S-8 dated June 14, 2023. Except for an option grant for the purchase of 1,100,000 shares of common stock at a price of $.38 per share, the remaining 4,825,000 granted options to purchase common stock under the Laredo Oil, Inc. 2011 Equity Incentive Plan were cancelled. Option grants for the purchase of 3,925,000 shares of common stock at a price of $0.066 per share were made during the second quarter of fiscal year 2024. An option grant for the remaining 900,000 shares of common stock was made during the third quarter of fiscal year 2024.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The grant date fair value of the stock option grants during the nine-months ending February 29, 2024 totaled $1,006,156. The weighted average assumptions used in calculating these values were based on the following:

February 29, 2024
Risk-free interest rate	4.07%
Expected dividend yield	0%
Expected volatility	281.3%
Expected life of options	5.0 years

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

Share based compensation for stock option grants totaling $49,904 and $1,006,156 is recorded in general, selling and administrative expense during the three and nine months ended February 29, 2024, respectively. No stock options were granted during the nine months ended February 28, 2025. Accordingly, no comparable share-based compensation expenses were recorded.

Restricted Stock

During the third fiscal quarter of 2025, the Company sold 116,280 shares of common stock to an accredited investor at an average price of $0.43 per share for gross proceeds of $50,000. During the second fiscal quarter of 2025, the Company sold 1,244,651 shares of common stock to accredited investors at an average price of $0.43 per share for gross proceeds of $535,200. As of February 28, 2025, proceeds totaling $50,000 were recorded as stock payable as the 116,279 related shares of common stock have not been issued. During the first fiscal quarter of 2025, the Company sold 939,535 shares of common stock (together, the “Shares”) to accredited investors at an average price of $0.4524 per share for gross proceeds of $425,000. There were no finder’s fees related to the sales of the shares. The Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

The Company granted no shares of restricted stock as compensation during the first or second quarters of fiscal year 2024.

Warrants

No warrants were issued during the first half of fiscal year 2025. During the third quarter of fiscal year 2024, 1,000,000 warrants to purchase common stock at $0.06 per share and 260,870 warrants to purchase common stock at $0.23 per share were issued and were outstanding as of February 28, 2025 and May 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – STOCKHOLDERS’ DEFICIT - continued

Convertible Debt Converted to Common Stock as of February 28, 2025 and February 29, 2024

As of February 28, 2025, no debt has been converted into stock during fiscal year 2025. During the quarter and nine months ended February 28, 2024 and as further disclosed in Note 13 – Notes Payable, the Company converted debt and related accrued interest totaling $51,515 and $168,991, respectively, pursuant to notes issued in March, April and May 2023. To satisfy the obligations, the Company issued to the noteholders 5,254,899 shares of the Company’s common stock upon conversion of the debt. There were no gains or losses recorded on the conversions as the conversions were completed per the terms of the original note agreements.

NOTE 13 – NOTES PAYABLE

Convertible Debt Repaid or Converted to Common Stock as of February 28, 2025

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

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note, (the “Note”). The Note will accrue interest on the outstanding principal sum at the rate of 12.0% per annum and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the Lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June, July and August, 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061. On November 24, 2023, the investor added another $25,000 to the Note bringing the total principal outstanding to $310,061. Interest on the Note of $3,101 is paid monthly and is current as of February 28, 2025.

12% Ten Month Bridge Note

On February 11, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $146,160 receiving $120,000 in net cash proceeds. The promissory note had an original issue discount of $20,160. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due December 15, 2025 and is repaid with the first installment of $81,849 due August 15, 2025 and four equal monthly installments of $20,462 starting September 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

On December 18, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $64,960 receiving $50,000 in net cash proceeds. The bridge note had an original issue discount of $8,960. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due October 15, 2025 and is repaid with the first installment of $36,377 due June 15, 2025 and four equal monthly installments of $9,094 starting July 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

12% Ten Month Promissory Note

On December 5, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $138,000, receiving $114,000 in net cash proceeds. The promissory note had an original issue discount of $18,000. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The note is due on October 15, 2025 and is repaid in 10 equal monthly payments of $15,456 commencing on January 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – NOTES PAYABLE - continued

12% Nine Month Promissory Notes Repaid

On May 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $94,580 receiving $75,000 in net cash proceeds. The promissory note had an original issue discount of $14,580. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due February 28, 2025 and is repaid with the first installment of $52,964.50 due November 30, 2024 and three equal monthly installments of $17,655 starting December 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of February 28, 2025, the note and interest had been paid in full.

On February 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $66,000 receiving $50,000 in net cash proceeds. The promissory note had an original issue discount of $11,000. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due November 30, 2024 and is repaid with the first installment of $36,960 due August 30, 2024 and three equal monthly installments of $12,320 starting September 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of February 28, 2025, the note and interest had been paid in full.

13% Nine Month Promissory Note Repaid

On December 11, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 13% promissory note in the principal amount of $74,750 receiving $60,000 in net cash proceeds. The promissory note had an original issue discount of $9,750. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due September 15, 2024 and is repaid in nine equal installments of $9,385.23 with the first payment due January 15, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The principal balance owed on May 31, 2024 was $35,280 and $46,926 principal and interest was repaid during fiscal year 2024. As of February 28, 2025, the remaining principal and interest had been paid in full.

15% Nine Month Promissory Note Repaid

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

12% One Year Promissory Note Repaid

On January 5, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $197,313, receiving $150,000 in net cash proceeds. The convertible promissory note had an original issue discount of $21,450, and an additional $3,750 in debt issue costs were deducted from the gross proceeds. The total of $25,200 recorded as debt discount is being amortized using the effective interest method through the maturity date of the convertible promissory note. The note is due one year following the date of issuance and accrues interest at 12% per annum (22% upon the occurrence of an event of default) and upon event of default are convertible at 75% of the lowest closing bid price during the 10 trading days immediately preceding the conversion. Accrued, unpaid interest and outstanding principal is due in ten equal monthly payments of $22,099.10, starting on February 15, 2023. The note and accrued interest were repaid in full and the note canceled with the last and final payment made in November 2023.

Promissory Note

The Company entered into a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of February 28, 2025 and May 31, 2024 the $750,000 note is recorded as current and outstanding. Starting on January 1, 2024, the Company is accruing interest at the rate of 18.0% per annum.

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

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The notes are secured by the membership interest in Hell Creek Crude, LLC, a wholly owned subsidiary of the Company. Pursuant to this Note Purchase Agreement, during September, October and November 2022, the Company issued four promissory notes in the aggregate principal amount of $290,000 and accrued interest at 10% per annum, later increased to 12% per annum. In December 2022, January 2023 and February 2023, the Company issued three additional promissory notes totaling $250,000. During June 2023 and August 2023, the Company entered into an additional $85,000 of secured convertible promissory notes increasing the aggregate principal issued to $625,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount. The promissory notes accrue interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and are convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. In January 2024, noteholders contributed $575,000 of their notes plus accrued interest of $73,695 to the Participation Agreement pertaining to the three well drilling program in the Midfork Field in Montana (See Footnote 1). The notes were exchanged for a net working interest in the well and will participate in cash flows produced by the first well drilled. In the event of a dry hole, the notes will be reinstated at $648,204 and accrue interest on that amount thereafter. On July 1, 2024, a promissory note totaling $50,000 was extinguished and exchanged for 100,000 shares of Laredo common stock pursuant to a stock purchase agreement. As of February 28, 2025, no notes were outstanding.

Alleghany Notes

Schedule of Notes Payable – Related Party

	February 28	May 31,
	2025	2024
Total note payable – Alleghany	$617,934	$617,934
Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of February 28, 2025 and May 31, 2024, the Senior Consolidated Note is recorded as current and remains outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – NOTES PAYABLE - continued

Paycheck Protection Program Loan

	February 28,	May 31,
	2025	2024
Total PPP Loan	$903,325	$954,112
Less amounts classified as current	61,831	66,379

PPP loan, excluding current portion	$841,494	$887,733

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 and as of February 28, 2025, the Company owes less than $500 with respect to the remaining balance on the first Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of February 28, 2025, the Company is current and compliant with the restructured payment plan and owes $903,070 with respect to the remaining balance on the Second Note.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,224.89 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of February 28, 2025 and May 31, 2024, respectively, the estimated amounts due to Capex totaling $424,300 and $428,379 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued a Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,490 with post judgment interest of 10% per annum. As of February 28, 2025, and May 31, 2024, respectively, the estimated amounts due to Capstar totaling $358,072 and $333,354 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. Lustre intends to negotiate ongoing payment terms with Warren. As of February 28, 2025 and May 31, 2024, respectively, the estimated amounts due to Warren Well totaling $210,602 and $196,679 have been recorded in accounts payable.

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

NOTE 15 – SUBSEQUENT EVENTS

In March 2025, the Company sold 290,698   shares of common stock to accredited investors at an average price of $0.43 per share for gross proceeds of $125,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of Laredo Oil, Inc., a Delaware corporation, (the “Company,” “we,” “our,” or “us”) for the quarter ended February 28, 2025, includes consolidated comparative financial statements and disclosures for the quarter ended February 29, 2024 which have been restated from the Form 10-Q previously filed for the quarter ended February 29, 2024 with the Securities and Exchange Commission (the “SEC”) on April 19,2024 (the “2023 Original Filing”).

Reference Note 2 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by this restatement.

Restatement of the Financial Statement for Fiscal Quarter Ended February 29, 2024

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

Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Business

We are an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From our inception in March 2008 through October 2009, we were primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, we shifted our focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil reserves using enhanced recovery methods. From June 14, 2011 to December 31, 2020, we were a management services company, managing the acquisition and operation of mature oil fields, focused on the recovery of “stranded” oil from those mature fields using enhanced oil recovery methods for our then sole customer, Stranded Oil Resources Corporation, or SORC, a wholly owned subsidiary of Alleghany Corporation, or Alleghany. We performed those services in exchange for a quarterly management fee and reimbursement from SORC of our employee-related expenses. Such fees and reimbursements were effectively all of our revenues prior to the closing of the Securities Purchase Agreement with Alleghany described below.

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is not conducting any ongoing operations but is in good standing with Delaware where it was incorporated. It is anticipated that future UGD operations will be conducted within SORC.

Prior to December 31, 2020, while implementing underground gravity drainage, or UGD, projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. We began drilling an exploratory well in Montana during May 2022. That well, named the Olfert 11-4 well, has not yet been completed or put into production. As described below, pending further evaluation and funding availability, we are continuing our efforts to complete that well and begin commercial production. We have also developed relationships with Texakoma Exploration and Production, LLC, or Texakoma, and Erehwon Oil & Gas, LLC, or Erehwon, designed to develop our acquired mineral property acreage. We also have raised over $2.7 million from accredited investors pursuant to a participation agreement to fund the development of up to three wells in the Midfork oil field in Montana. The first well, Reddig 11-21, has been drilled and is in the process of being put into full production. We are continually attempting to raise additional funds to develop our other mineral property interests we have purchased. Our various projects and relationships are described in more detail below. Our ability to secure additional funding will determine whether we can achieve any future production for the acreage, and if we can secure such financing, the pace of field development.

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

Hell Creek Crude, LLC Midfork Field Production Well

In December 2023, we entered into a Participation Agreement, through Hell Creek Crude, LLC, our wholly owned subsidiary (“HCC”), Erehwon, and various accredited investors. The Participation Agreement provided us with over $2.6 million to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also hold $575,000 of our convertible debt, plus accrued interest of $73,317, which indebtedness is included as investments under the Participation Agreement.

Until the total of the $3.3 million in cash, notes and accrued interest, plus any capital calls, is repaid to the various investors under the terms of the Participation Agreement, the net working interest payments from the Participation Agreement will be split between the various investors and HCC and Erehwon, collectively on a 90%/10% basis. After the repayment to the investors, the split between the investors, on one hand, and HCC and Erehwon, on the other hand, will be on a 50%/50% basis. In December 2024, an additional investor purchased a 9% net working interest before payout and 4% net working interest after payout from HCC for $300,000. The after-payout split between the investors, on one hand, and the additional investor, HCC and Erehwon, on the other hand, will be on a 50%/4%/46% basis. After the development well is drilled under the Participation Agreement, the investors will have the option to invest in up to two additional wells in the field.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In December 2024, in lieu of another capital call to the original investors, an additional investor invested $300,000 into the Participation Agreement, sharing ratably with the original investors. The funds were spent on drilling expenses for the well.

The Reddig 11-21 well is currently being modified for production through additional perforations.

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

As part of our annual impairment analysis and in conjunction with our annual financial audit, we decided to take an accounting impairment charge to reduce the asset value of the Olfert 11-4 well to salvage value. Although we still are working to put the well into production, it has been two years since the well was shut-in pending gaining access to a proximate salt-water disposal well making the well economically viable. Although the asset carrying value of the well has been reduced, we will continue to complete the well and bring it into production pending further evaluation and available funding.

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

As of February 28, 2025, Texakoma had completed the three wells. With the purchase of the Cranston saltwater disposal well purchased by Lustre Oil Company on September 10, 2024, Texakoma was preparing the three wells for production pending evaluation of the well characteristics and better weather conditions in the field.

Additional Acreage North of the Fort Peck Reservation

We are in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork Resources, LLC. The purpose of the package is to prove up portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. Preliminary development operations such as acquiring seismic data, site selection, permitting, etc. are in process as over $1 million of the $2.25 million funds raised thus far elected to commence drilling operations before year end. The expectation is that the $7.5 million sought will be completed by late Spring providing adequate funds to drill the three exploratory wells to evaluate the field.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Underground Gravity Drainage (UGD)

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

Liquidity and Capital Resources

Wells associated with the Texakoma agreement and the HCC well described above are being put into production now that the Cranston saltwater disposal well has been put into production. Until we receive adequate revenue from those wells, any cash needed for operations and oil field expansion and development will most likely come from the sale of our debt and equity securities. From May 31, 2024 through February 28, 2025, we have raised $1,060,200 from the sale of 2,300,466 shares of unregistered common stock to accredited investors. We also raised $300,000 from the sales of 9% net working interest before payout and 4% net working interest in the Reddig 11-21 well located in the Midfork field in Montana.

Our cash and cash equivalents and restricted cash on February 28, 2025 was $1,543,101. Our total debt outstanding as of February 28, 2025 was $3,146,972, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, (ii) $903,325 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $841,494 as long-term debt, net of the current portion totaling $61,831, which is classified as a current note payable, (iii) $273,553 short term convertible notes and bridge security, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, and (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term.

Results of Operations

During the nine months ended February 28, 2025, the Company recognized $9,423 of revenue from one of the three Texakoma wells being put into production. It is expected that the wells will experience increased production after the Cranston SWD well becomes operational.

During the nine months ended February 28, 2025 and 2024, we incurred operating expenses of $1,983,580 and $2,784,659, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The decrease in expenses for the nine months ended February 28, 2025, as compared to the same period in 2024, is primarily attributable to stock-based compensation expenses, offset by a net increase in other professional fees including IT, legal and accounting services.

During the nine months ended February 28, 2025, we recognized $328,702 other income related to the final two payments under the Texakoma Development Agreement. In addition, we recognized $300,000 other income for the sale of our 9% working interest in the Reddig 11-21 well. During the nine Months ended February 29, 2024, we recognized other income and expenses comprised of $175,000 related to the sale of underground drilling equipment that formerly had been used in drilling operations in the Fredonia underground gravity drainage project and $175,000 related to the first payment and $65,395 as a portion of the second payment as required under the Texakoma Development Agreement.

During the three months ended February 28, 2025, the Company recognized $1,735 of revenue from one of the three Texakoma wells being put into production. It is expected that the wells will experience increased production after the Cranston SWD well becomes operational.

During the three months ended February 28, 2025 and February 29, 2024, we incurred operating expenses of $600,479 and $563,308, respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The decrease in expenses for the three months ended February 28, 2025, as compared to the same period in 2023, is primarily attributable to stock-based compensation expenses, other professional fees including legal and accounting services, offset by a net increase in payroll expenses and other general operating expenses.

During the three months ended February 28, 2025, we recognized $300,000 related to the sale of our 9% working in interest in Reddig 11-21. During the three months ended February 29, 2024, we recognized other income primarily related to an undisclosed payment related to a confidential legal settlement.

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

ITEM 4. CONTROLS AND PROCEDURES (Continued)

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of February 28, 2025, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. This material weakness resulted in the restatement of the Company’s financial statements for the fiscal year ended May 31, 2023. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See NOTE 14 – COMMITMENTS AND CONTINGENCIES of PART 1, FINANCIAL STATEMENTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three fiscal quarters of 2025 covered by this report, we sold 2,300,466 shares of common stock for $1,010,200 at an average price of $0.46 that were not registered under the Securities Act as described in NOTE 12, STOCKHOLDER’S EQUITY of PART 1, FINANCIAL STATEMENTS. Proceeds from the sales were used for general corporate purposes and payment of maturing debt.

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

LAREDO OIL, INC.

(Registrant)

Date: April 21, 2025	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 21, 2025	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director