Form 10-K
period 2025-05-31
Laredo Oil, Inc.
filed 2025-09-15
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

On November 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding shares of common equity held by non-affiliates of the registrant was $17.1 million, based upon the closing price of the common stock on that date on the OTC Bulletin Board.

As of August 29, 2025, there were 74,887,755 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference: None.

LAREDO OIL, INC.

Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this “Form 10-K”), which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information included in this Form 10-K are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Form 10-K, any exhibits to this Form 10-K and other public statements we make.

PART I

Item 1. Business

We were incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” As of that date, we had 90,000,000 authorized shares of common stock at $0.0001 par value and 10,000,000 authorized shares of preferred stock at $0.0001 par value. On October 21, 2009 our name was changed to “Laredo Oil, Inc.” During May of 2023, our board of directors voted to increase the authorized shares of our common stock to 120,000,000 shares at $0.0001 par value, which increase was approved by the holders of a majority of the shares of our common stock then outstanding.

We are an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From our inception in March 2008 through October 2009, we were primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, we shifted our focus to locating mature oil fields with the intention of acquiring those oil fields and recovering “stranded” oil reserves using proprietary enhanced recovery methods known as underground gravity drainage, or UGD.

The original UGD method uses conventional mining processes to establish a drilling chamber underneath an existing oil field from which closely spaced wellbores are drilled directionally up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores. As we gained experience through practical application of the processes involved in oil recovery, we have developed and evaluated variations of the UGD concept. We believe that the UGD method is applicable to mature oil fields that have very specific geological and reservoir characteristics. We have done extensive research and have identified oil fields within the United States and globally that we believe are applicable for UGD recovery methods. Our primary business and focus is now to pursue and recover stranded oil from selected mature fields as necessary funds become available.

We believe the costs of implementing the UGD method are significantly lower than those presently experienced by other commonly used Enhanced Oil Recovery (“EOR”) methods. We also estimate that we can materially increase the field oil production rate from prior periods and recover amounts of oil equal to or greater than amounts previously recovered from selected mature fields. We intend to implement the UGD method in oil fields with a minimum of 25 million barrels of estimated recoverable oil.

When we acquire a targeted oil field, we will continue to operate the producing field and expect to generate revenue from doing so. Once we have developed the underground chamber and the UGD method is prepared for operation, we will cap the conventional wells and begin UGD production. We believe the effect of such operations should result in minimal disruption of oil production from our field investments.

On June 14, 2011, we entered into several exclusive licensing and management agreements with Stranded Oil Resources Corporation, or SORC, a wholly owned subsidiary of Alleghany Corporation, or Alleghany. to manage the acquisition and operation of mature oil fields in Kansas, Wyoming and Louisiana, focused on the recovery of “stranded” oil from those mature fields primarily using UGD. We performed those management services in exchange for a carried interest in SORC, a quarterly management fee and reimbursement from SORC for our employee-related expenses. Such fees and reimbursements were effectively all of our revenues prior to our acquisition of SORC pursuant to the closing of the Securities Purchase Agreement with Alleghany described below.

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is a wholly owned subsidiary of Laredo and is not conducting any ongoing operations. All intellectual property generated by SORC prior to December 31, 2020 transferred with the stock purchase.

Prior to purchasing the shares of SORC, while implementing UGD projects for Allegheny, we gained specialized know-how, intellectual property and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana in the Lustre and Midfork fields and the West Fork area. To develop our acquired mineral property acreage, we established relationships with several organizations and investment groups, including the following entities: (1) Olfert 11-4 Holdings, LLC, (2) Texakoma Exploration and Production, LLC, or Texakoma, (3) Erehwon Oil & Gas, LLC, or Erehwon, (4) an independent investor group through Hell Creek Crude LLC, or HCC, and (5) West Fork Resources, LLC, or WFR. As of May 31, 2025, we and Texakoma have drilled five wells in the Lustre and Midfork fields. None of these wells have been economically successful due primarily to encountering excess water due to lack of 3D seismic information to which we now have access. Exploratory drilling in the project located in the West Fork area with WFR is ongoing. We are continually attempting to raise additional funds to develop our other mineral property interests that we have purchased in the area. We also selectively acquire and dispose of mineral leases as we develop the area. Our ability to secure additional funding will determine whether we can achieve any future production for the acreage, and if we can secure such financing, the pace of any field development.

We also have a 50% interest in the Cat Creek oil field, located west of our mineral rights described above, which is recorded with no value on our financial statements.

Competition

Our operating results are largely impacted by competition from other exploration and production companies in all areas of operation, including the acquisition of mature fields. Our competitors include large, well-established companies with substantially more capital resources than us.

Oil and Gas Price Volatility

For the last two years beginning on June 1, 2023, market prices for oil and gas have fluctuated in the $70-85 per barrel range. However, oil and gas prices still remain volatile.

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

Personnel

As of May 31, 2025, we had five full-time employees and no part-time employees.

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

We are committed to maintaining the highest standards of cybersecurity to protect our data, intellectual property, and customer information from cyber threats. As part of this commitment, we leverage a sophisticated cybersecurity framework that integrates the robust capabilities of the Microsoft cloud ecosystem. We use an outside third-party cloud provider to provide communication and computer services, including email, internet access and file storage and sharing. Access passwords are changed on a regular basis. All employees have received formal training on password controls and on email safety procedures. Our policy requires all employees to send any suspicious emails to our contracted computer expert for evaluation. Access to any sensitive databases is on a limited and need-to-know basis. Should there be a data breach, our board of directors is immediately notified. As of the filing date of this report, to the best of our knowledge, we have not encountered any cyber security incidents.

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

Item 2. Properties

We have mineral leases for 45,766 gross acres and 38,153 net acres of mineral property interests in Montana. We are the operator of the Olfert 11-4 well located in the Lustre field and the Reddig 11-21 well located in the Midfork field. Both of these wells are currently shut in and are not producing.

Item 3. Legal Proceedings

On February 4, 2021, our subsidiary, Lustre Oil Company, LLC (“Lustre”) filed a lawsuit captioned Lustre Oil Company LLC and Erehwon Oil & Gas, LLC v. Anadarko Minerals, Inc. and A&S Mineral Development Co., LLC in the Montana Seventeenth Judicial District Court for Valley County to initiate a quiet title action confirming Lustre’s rights under certain mineral leases in Valley County, Montana. Lustre is also seeking damages with respect to actions taken by A&S Mineral Development Co., LLC to improperly produce oil on the property subject to Lustre’s mineral leases. On January 14, 2022, the District Court granted the defendants’ Motion to Dismiss without addressing the merits of Lustre’s quiet title action. Lustre appealed the decision to the Montana Supreme Court. On April 6, 2023, in a unanimous decision, the Montana Supreme Court reversed the District Court’s decision related to Lustre’s quiet title action and remanded the case to the District Court for further proceedings. On June 1, 2023, Lustre filed a First Amended Complaint with the District Court reopening the original suit with a different judge. On February 27, 2024, we announced that Lustre entered into a mutually agreeable confidential Settlement Agreement (the “Settlement Agreement”) among Lustre, Erehwon Oil & Gas, LLC (“Erehwon”), and A&S Minerals Development Company, LLC (“ASMD”). The Settlement Agreement provides for an undisclosed cash amount and settles the quiet title dispute between the parties.

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190, plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,224.89 and future accruing costs and interest of 18% per annum. On the same day, Lustre entered into a payment arrangement plan to pay Capex $5,000 per month until the judgement is satisfied.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050, plus interest and collection costs, for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued an Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675 and court costs for a total judgment of $326,650 with post judgment interest of 10% per annum.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235, plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. On March 31, 2025, Lustre agreed in mediation to pay $750 per month until all outstanding amounts owed to Warren Well are satisfied.

On January 14, 2024 Nine Downhole Technologies, LLC aka Nine Energy Service (“Nine Downhole”) filed a complaint against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment plus accrued interest until the debt is paid in full. On June 1, 2025, Nine Downhole’s Motion for a summary disposition was granted in the amount of $41,842 together with costs and any post judgment interest until amount is paid in full.

Except as set forth above, we are not currently involved in any other legal proceedings, and we are not aware of any other pending or potential legal actions.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded under the symbol LRDC on the over-the-counter market and is quoted on the Pink Sheets, which is not recognized by the Securities and Exchange Commission, or the SEC, as a stock exchange for reporting purposes.

Since our stock began trading on the Pink Sheets on November 5, 2009, there has been a limited trading market for our common stock. The following table presents the range of high and low bid information for our common equity for each full quarterly period within the two most recent fiscal years.

Laredo Oil, Inc. High/Low Market Bid Prices ($)

	Fiscal Q1: Jun 2024 — Aug 2024	Fiscal Q2: Sep 2024 — Nov 2024	Fiscal Q3: Dec 2024 — Feb 2025	Fiscal Q4: Mar 2025 — May 2025
High Bid	0.70	0.47	0.43	0.4101
Low Bid	0.24	0.3557	0.26	0.2557

	Fiscal Q1: Jun 2023 — Aug 2023	Fiscal Q2: Sep 2023 — Nov 2023	Fiscal Q3: Dec 2023 — Feb 2024	Fiscal Q4: Mar 2024 — May 2024
High Bid	0.091	0.1301	0.2725	0.81
Low Bid	0.0483	0.0501	0.047	0.191

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

These disclosure requirements may have the effect of reducing trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders

As of August 29, 2025, we had 74,887,755 shares of common stock issued and outstanding, and there were 37 holders of record and more than 700 beneficial holders of our common stock, including those who own their shares through their brokers in “street name.”

Dividends

We have not paid any dividends on our common stock since our inception. Our board of directors does not anticipate that it will declare dividends on our common stock in the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of May 31, 2025, our cash and cash equivalents and restricted cash balance was $277,367. Our total debt outstanding as of May 31, 2025 was $3,966,351, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $887,430 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $825,701 as long-term debt, net of the current portion totaling $61,729, which is classified as a current note payable, (iii) $352,478 short term bridge notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable to Cali Fields LLC, classified as short-term, (vi) a $181,349 promissory note, net of deferred debt discount classified as short-term, (vii) a $292,099 note payable due to our Chief Financial Officer, classified as short-term and (viii) $575,000 convertible debt contributed for net working interest.

Our cash and cash equivalents balance at May 31, 2024 was $1,990,189. Our total debt outstanding as of May 31, 2024 was $3,212,828, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $954,112 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $887,733 as long-term debt, net of the current portion totaling $66,379, which is classified as a current note payable, (iii) $288,622 short term convertible notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, and (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term.

We have continued financing our business with a combination of stock sales and issuances of debt securities, as described above. During fiscal year 2025, we sold 2,894,490 shares of our common stock to accredited investors at an average price of $0.437 per share for gross proceeds of $1,265,200 of which $50,000 is recorded as an unissued stock subscription. There were no finder’s fees related to the sales of the shares described above. The issued shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

During 2025, we are seeing increased interest from multiple investors/funds and oil field ownership interests in our UGD methods, both nationally and internationally. We believe this interest is due to a change in the climate for U.S. based energy projects. We believe that this change in the financial markets has made it easier for us to raise equity related funds, and we expect this to continue for the foreseeable future.

Results of Operations

We recognized revenues and direct costs totaling $9,423 and $36,482, respectively through our interest in oil and gas sales for the year ended May 31, 2025 and 2024. During the years ending May 31, 2025 and 2024, we incurred operating expenses of $3,331,853 and $3,426,709, respectively. These expenses consisted primarily of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports, stock option compensation expense. In addition, lease operating expenses and impairment expenses are included in total operating expenses. The decrease in expenses for the year ended May 31, 2025, as compared to the same period in 2024, is primarily attributable to a decrease in stock-based compensation totaling approximately $1 million, offset by an increase in increases in other legal and accounting professional fees including public relations totaling $165,000 and increases in lease operating expenses primarily from the operation of the Reddig 11-21 well totaling $201,118. Further, there is increase in long-term asset impairment loss on the Reddig 11-21 well which has been shut in and we determined may not be recoverable totaling $653,874 for the year ended May 31, 2025, as compared to $56,555 in the year ending May 31, 2024

During the year ended May 31, 2025, we recognized $300,000 other income on the sale of our working interest in Hell Creek Crude and $328,702 related to payments required under the Texakoma Development Agreement. During the year ended May 31, 2024, we recognized other income and expenses of $175,000 related to the sale of drilling equipment, $727,901 offset by $285,412 in direct lease acquisition costs related to payments required under the Texakoma Development Agreement, and an undisclosed payment related to a confidential legal settlement.

During fiscal 2025, we focused our efforts on developing our UGD business model which requires substantial investment to acquire access to, and to develop oil and gas properties for production. We also continued to develop our mineral rights through conventional drilling.

Underground Gravity Drainage (UGD)

In future operations, we plan to use an Enhanced Oil Recovery (“EOR”) method entitled Underground Gravity Drainage (‘UGD”). The original UGD method uses conventional mining processes to establish a drilling chamber underneath an existing oil field from where closely spaced wellbores are intended to be drilled up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores. As we gain experience through practical application of the processes involved in oil recovery, variants of the UGD concept are continually developed and evaluated. The UGD method is applicable to mature oil fields that have very specific geological characteristics. We have done extensive research and have identified oil fields within the United States that it believes are qualified for UGD recovery methods. We intend to pursue and recover stranded oil from selected mature fields chosen from this group as funds become available.

We believe the costs of implementing the UGD method are radically lower than those presently experienced by commonly used EOR methods. We also estimate that we can materially increase the field oil production rate from prior periods and recover amounts of oil equal to or greater than amounts previously recovered from the mature fields selected. We intend to seek oil fields with a minimum of 25 million barrels of estimated recoverable oil.

When we acquire a targeted oil field, we will continue to operate the producing field and expect to generate revenue and profit from doing so. Once development of the underground chamber and the UGD method is prepared for operation, the conventional wells will be capped and UGD production begun. The effect of such operations should result in minimal disruption of oil production from our field investments.

Conventional Drilling Operations

Prior to December 31, 2020, while implementing the UGD method projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. We began drilling an exploratory well in Montana during May 2022. That well, named the Olfert 11-4 well, has not yet been completed or put into production. We are continuing our efforts to complete the Olfert 11-4 well and begin commercial production. We have also developed relationships with Texakoma Exploration and Production, LLC, or Texakoma, and Erehwon Oil & Gas, LLC, or Erehwon, designed to develop our acquired mineral property acreage. We also raised $2,854,000 of which $2,835,500 has been received as of May 31, 2025 from accredited investors pursuant to a participation agreement to fund the development of up to three wells in the Midfork oil field in Montana. We are continually attempting to raise additional funds to develop the other mineral property interests we have purchased. We also have a 50% interest in the Cat Creek oil field, located in Montana. Our various projects and relationships are described in more detail below. Our ability to secure additional funding will determine whether we can achieve any future production for the acreage described above, and if we can secure such financing, the pace of field development.

Relationship with Erehwon Oil & Gas, LLC

In connection with securing this acreage in Montana, Lustre Oil Company LLC, our wholly owned subsidiary (“Lustre”), entered into an Acquisition and Participation Agreement (the “Erehwon APA”) and subsequent amendments with Erehwon Oil & Gas, LLC (“Erehwon”) to acquire oil and gas interests and drill, complete, re-enter, re-complete, sidetrack, and equip wells in Valley County, Daniels County and Roosevelt County, Montana. The amended Erehwon APA specifies calculations for royalty interests and working interests for the first ten well completions and first ten well recompletions and for all additional wells and recompletions thereafter. Lustre will acquire mineral leases and pay 100% of the costs and the split between Erehwon and Lustre will be 20%/80%. Under the amended Erehwon APA, Lustre will fund 100% of the construction costs of the first ten wells and first ten completions. Until payout, as defined, is attained, the distribution split between Erehwon and Lustre will be 10%/90%, thereafter, 20%/80%. Any additional wells will be funded 80% by Lustre and 20% by Erehwon.

Royalty expenses for these wells will consist of a royalty interest to the landowner and an overriding royalty interest of between 3% and 6% to two individuals who generated the prospects. Those individuals will also receive an amount equal to 5% of the cost of the first ten new wells we complete and the first ten completed recompletions.

Hell Creek Crude, LLC Midfork Field Production Well

In January 2024, we entered into a Participation Agreement, through our wholly owned subsidiary, Hell Creek Crude, LLC (“HCC”), Erehwon, and various accredited investors. The Participation Agreement provided us with over $2.8 million to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also hold $575,000 in principal amount of our convertible debt, plus accrued interest of $73,317, which indebtedness is included as investments under the Participation Agreement.

Until a total of the $3.5 million in cash, notes and accrued interest, plus any capital calls, is repaid to the various investors under the terms of the Participation Agreement, the net working interest payments from the Participation Agreement will be split between the various investors and HCC and Erehwon, collectively on a 90%/10% basis. After the repayment to the investors, the split between the investors, on one hand, and HCC and Erehwon, on the other hand, will be on a 50%/50% basis. In December 2024, an additional investor purchased a 9% net working interest before payout and 4% net working interest after payout from HCC for $300,000. The after-payout split between the investors, on one hand, and the additional investor, HCC and Erehwon, on the other hand, will be on a 50%/4%/46% basis. After the development well is drilled under the Participation Agreement, the investors will have the option to invest in up to two additional wells in the field.

In December 2024, in lieu of another capital call to the original investors, an additional investor invested $300,000 under the Participation Agreement, sharing ratably with the original investors. The funds were spent on drilling expenses for the well. In the Spring of 2025, another capita call of $150,000 was issued to investors to fund additional perforations and acidizing the well. To date, the well has produced oil, but with accompanying water production that makes it uneconomical to operate. Currently, the well is shut in and being evaluated for additional rework enhancements or alternative uses, such as conversion to a saltwater disposal well.

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

The well was drilled in the first half of calendar 2023 and encountered excessive amounts of salt water. Although we still are working to put the well into production, it has been three years since the well was shut-in pending gaining access to a proximate salt-water disposal well making the well economically viable. Although the asset carrying value of the well has been reduced to zero, we will continue to evaluate the well with the plan to bring it into production.

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

The two test wells were successfully drilled and Texakoma paid 100% of the costs associated with the drilling and completion of the wells. Lustre and Erehwon jointly, have an undivided 15% working interest, carried through the tanks, in those two wells. In March 2024, Texakoma exercised its option to participate in the development of the remainder of the Lustre Field Prospect. By exercising its option, Texakoma agreed to drill eight additional wells, with Lustre and Erehwon having a 15% working interest carried through the tanks, and to pay Lustre $706,603 over four months, for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. As of August 1, 2024, Texakoma had paid the balance. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and Lustre and Erehwon, jointly, on a 50:50 basis.

Texakoma completed three wells and with the purchase of the Cranston saltwater disposal well purchased by Lustre on September 10, 2024, Texakoma was to prepare the three wells for production pending evaluation of the well characteristics and better weather conditions in the field. When the wells were started up for production, the oil levels were not sufficient to maintain operation and the wells have been shut in pending evaluation and possibly more perforations.

Additional Acreage North of the Fort Peck Reservation

We are in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork Resources, LLC. The purpose of the raise is to prove up portions of our over 21,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. Preliminary development operations such as acquiring seismic data, site selection, and permitting are in process, as $1.0 million of the $2.25 million funds initially raised elected to commence drilling operations during fiscal year 2025. Upon request, the remaining $1.25 million was returned to the investors in May 2025. We continue to expect that the $7.5 million we seek will be completed by early Fall 2025, providing adequate funds to drill the three exploratory wells before year end and finish early in 2026, weather permitting.

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

Our management has undertaken steps to improve operations, with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to raise funds through the issuance of debt to fund our well development program and maintain operations. We have attracted and retained key personnel with significant experience in the industry. At the same time, in an effort to control costs, we have required a number of our personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of our headcount. There can be no assurance that we can successfully accomplish these steps, and it is uncertain that we will achieve a profitable level of operations and obtain additional financing. We cannot assure you that any additional financing will be available to us on satisfactory terms and conditions, if at all.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 229.10(f)(1)

Item 8. Consolidated Financial Statements and Supplementary Data

Our consolidated financial statements required by this item are included on pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of May 31, 2025, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. Considering this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K presents fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2025 because of a material weakness in our control over financial reporting. Specifically, our management has concluded that our small size and limited resources have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific oil and gas accounting personnel in our accounting department due to our small size, lack of resources and limited technical accountants on staff. This led to material adjustments to oil and gas investment and asset impairment evaluations. It is difficult for us to effectively segregate accounting duties and have proper financial reporting, which creates a material weakness in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended May 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth as of August 29, 2025, the name, age, and position of each of our executive officers and directors, and the term of office of each of our executive officers and directors.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	65	Independent Director	March 1, 2011
Michael H. Price	77	Independent Director	August 3, 2012
Mark See	64	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	78	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

MARK SEE has been our Chief Executive Officer and Chairman of the Board of Directors since October 16, 2009. He has over 30 years of experience in tunneling, natural resources and the petroleum industries. He was the founder and founding CEO of Rock Well Petroleum, a private oil & gas company from January 2005 until December 2008 and worked from then until October 2009 forming Laredo Oil. Mr. See was also President of Oil Recovery Enhancement LLC in Bozeman, Montana, a private oil company. He was selected as one of the top 25 Engineers in North America by the Engineering News Record for his innovations in the petroleum industry. He is a member of the Society of Mining Engineers and the Society of Petroleum Engineers.

BRADLEY E. SPARKS is our Chief Financial Officer and Treasurer and has been a director since March 1, 2011. Before joining us in October 2009, Mr. Sparks was the Chief Executive Officer, President and a Director of Visualant, Inc. Prior to joining Visualant, he was the Chief Financial Officer of WatchGuard Technologies, Inc. from 2005 to 2006. Before joining WatchGuard, he was the founder and managing director of Sunburst Growth Ventures, LLC, a private investment firm specializing in emerging-growth companies. Previously, he founded Pointer Communications and served as Chief Financial Officer for several telecommunications and internet companies, including eSpire Communications, Inc., Digex, Inc., Omnipoint Corporation, and WAM!NET. He also served as Vice President and Treasurer of MCI Communications from 1988-1993 and as Vice President and Controller from 1993-1995. Before his tenure at MCI, Mr. Sparks held various financial management positions at Ryder System, Inc. Mr. Sparks currently serves on the Board of Directors of Comrise. Mr. Sparks graduated from the United States Military Academy at West Point in 1969 and is a former Army Captain in the Signal Corps. He received a Master of Science in Management degree from the Sloan School of Management at the Massachusetts Institute of Technology in 1975 and is a member of the AICPA.

To the knowledge of our management, during the past ten years, no present or former director, executive officer or person nominated to become a director, or an executive officer of the Company has:

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended May 31, 2025, we had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to our officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

Our Code of Ethics is included herein by reference to Exhibit 14.1 to this Annual Report on Form 10-K and can be found on our web site at www.laredo-oil.com.

Item 11. Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by us for the last two years ended May 31, 2025 and 2024 with regard to individuals who served as the Principal Executive Officer, the Principal Financial Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)
Mark See (1)	2025	525,000	-	-	-	525,000
Chief Executive Officer and Chairman of the Board	2024	525,000	-	285,046	-	810,046

Bradley E. Sparks (2)	2025	415,000	-	-	-	415,000
Chief Financial Officer, Treasurer and Director	2024	415,000	-	299,879	-	714,879

(1)	In fiscal year 2025, Mr. See’s salary includes $213,465 in cash payments and $301,535 of deferred compensation. In fiscal year 2024, Mr. See’s salary included $30,358 in cash payments, and $494,642 for deferred compensation. As of May 31, 2025, Mr. See has cumulative deferred compensation of $1,280,946.

(2)	The amounts shown in 2025 include $167,596 of salary paid in cash and $247,404 in deferred compensation. In fiscal 2024, Mr. Sparks’ salary includes $30,358 of cash payments and $384,642 of deferred compensation. As of May 31, 2025, Mr. Sparks has cumulative deferred compensation of $2,372,410.

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

As of May 31, 2025, Mr. See has $1,280,946 of deferred compensation owed to him under his contract, which is the cumulative difference between his contract salary and the actual cash compensation he has received thereunder through May 31, 2025. This amount also includes estimated employer payroll taxes.

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

As of May 31, 2025, we owe Mr. Sparks $2,372,410 of cumulative deferred compensation under his letter agreement with us with respect to his compensation for his employment. The amount owed under his contract is the cumulative difference between the amount of compensation we owe Mr. Sparks under his contract salary and the actual cash compensation he has received under his agreement with us. This amount also includes estimated employer payroll taxes.

Outstanding equity awards as of May 31, 2025:

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

In February 2011, we approved the Laredo Oil, Inc. 2011 Equity Incentive Plan. The Equity Incentive Plan was filed with the Securities and Exchange Commission on Form S-8 on November 8, 2011, and was amended in December 2014 to increase the number of shares available for issuance thereunder to an aggregate of 15,000,000 shares. The plan expired in February 2021 and had one grant still in effect for 1,100,000 shares at an exercise price of $0.38 per share, which expired on January 2, 2025.

Director Compensation

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(j) Total ($)
Donald Beckham	50,000	-	-	50,000
Michael H. Price	50,000	-	-	50,000

Historically, the compensation for each non-employee member of our Board of Directors has been as follows: quarterly cash payment of $12,500 payable mid-quarter in arrears, and 500,000 shares of restricted common stock vesting in three equal installments over three years. We also reimburse directors for all reasonable expenses associated with attendance at meetings of our Board of Directors. During the last quarter of fiscal year 2022, we suspended cash payments to directors indefinitely. However, such payments were accrued for future payment. During fiscal years 2025 and 2024, no cash payments to directors were made, but were accrued for future payment. On June 23, 2023, we granted fully vested options to purchase 1,500,000 shares of our common stock to each of Mr. Beckham and Mr. Price and simultaneously cancelled the 500,000 option grants to each dated May 28, 2022. Since they are executive officers, Messrs. See and Sparks receive no additional compensation for serving on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of August 29, 2025, the name and address and the number of shares of the Company’s common stock, with a par value of $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each executive officer, director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	13.5%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	5.7%

Mark See (3) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	36,021,676	38.0%

Bradley E. Sparks (4) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	9,324,857	9.8%

Robert Adamo 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	6,662,886	7.0%

Donald Beckham (5) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	2,050,000	2.2%

Michael H. Price (6) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	2,050,000	2.2%

All Directors and Officers as a Group (4 persons)	Direct	49,446,533	52.1%

(1)	All shares owned directly are owned beneficially and of record, and such stockholder has sole voting, investment and dispositive power, unless otherwise noted. Amounts of beneficial ownership include all options to purchase common stock expected to be vested within 60 days after the filing date of this Annual Report on Form 10-K.

(2)	These shares are owned by the spouse of Mr. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)	Includes 12,829,269 shares owned by Mr. See through Bedford Holdings, LLC, 5,423,138 shares owned by Mrs. See through Darlington, LLC, and fully vested options to purchase 4,925,000 shares of common stock at $0.066 per share.

(4)	Includes fully vested options to purchase 6,500,000 shares of common stock at $0.06 per share.

(5)	Includes fully vested options to purchase 1,500,000 shares of common stock at $0.06 per share.

(6)	Includes fully vested options to purchase 1,500,000 shares of common stock at $0.06 per share.

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2025 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

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

On June 22, 2022, we assigned to our Chief Financial Officer, or CFO, the right to purchase up to 356,243 of the 500,000 membership interests in Olfert #11-4 in exchange for our CFO’s payment of $356,243 of our capital commitment to Olfert #11-4. On August 15, 2022, our CFO purchased an additional 109,590 membership interests in Olfert #11-4 in exchange for a payment of $109,590 by our CFO. The Olfert 11-4 well has been shut-in pending economical disposal of salt water encountered.

On October 26, 2022, we borrowed $150,000 from our CFO pursuant to a demand note bearing an annual interest rate of 10%. The note is secured by a pledge of all of the interests in our wholly owned subsidiary Lustre Oil Company LLC. In February 2023, our CFO made several advances to us, totaling $50,000. On March 15, 2023, we received an additional loan of $30,000 from our CFO. During April and May of 2023, our CFO advanced another $62,099. The total amount of these advances aggregate to $292,099. The October 26, 2022 note and the aforementioned advances, totaling $292,099, were incorporated into a $400,000 note dated November 27, 2023. The note is outstanding as of May 31, 2025.

Director Independence.

Both Mr. Price and Mr. Beckham serve as “independent” directors based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual consolidated financial statements and the review of consolidated financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $216,000 for the fiscal year ended May 31, 2025 and $134,575 for the fiscal year ended May 31, 2024.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under paragraph (1) above was $0.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2025 and 2024 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $29,785 and $9,476, respectively.

(4) All Other Fees

During the last two fiscal years ending May 31, 2025 and 2024, respectively there were $0 fees charged by the principal accountants other than those disclosed in (1), (2) and (3) above.

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

LAREDO OIL, INC.
(the “Registrant”)

Date: September 15, 2025	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 15, 2025	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 15, 2025	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: September 15, 2025	By:	/s/ Donald Beckham
Donald Beckham
Director

Date: September 15, 2025	By:	/s/ Michael H. Price
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Laredo Oil, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has yet to achieve profitable operations, has negative cash flows from operating activities, and is dependent upon future issuances of equity or other financing to fund ongoing operations, all of which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Oil and gas properties

As discussed in Note 4 to the financial statements, the Company capitalizes certain oil and gas acquisition and drilling costs in unproved and unevaluated properties.

Auditing management’s evaluation of unproved and unevaluated properties can require significant judgement given the fact that the Company uses management’s estimates on future development plans, which are difficult to substantiate.

To evaluate the appropriateness of management’s development plans, we evaluated the key factors and assumptions used to develop the development plans for unproved and unevaluated oil and gas properties, as well as, management’s disclosure in determining that they are reasonable in relation to the financial statements taken as a whole.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024.

The Woodlands, TX

September 15, 2025

Laredo Oil, Inc.
Consolidated Balance Sheets

	May 31, 2025	May 31, 2024
ASSETS

Current Assets
Cash and cash equivalents and restricted cash	$277,367	$1,990,189
Receivables	-	8,346
Prepaid expenses and other current assets	21,156	19,941
Total Current Assets	298,523	2,018,476

Property and Equipment
Oil and gas acquisition and drilling costs	1,001,209	610,663
Property and equipment, net	108,286	135,499
Total Property and Equipment, net	1,109,495	746,162

Other assets	40,000	40,000

TOTAL ASSETS	$1,448,018	$2,804,638

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,158,299	$2,302,971
Accounts payable – related party	402,344	240,005
Accrued payroll liabilities	3,752,527	3,165,142
Accrued interest	656,460	360,848
Deferred well development costs	2,799,260	4,551,577
Convertible debt contributed for net working interest	575,000	-
Convertible debt, net of debt discount	-	107,300
Bridge securities, net of debt discount	352,478	181,322
Promissory note, net of debt discount	181,349	-
Revolving note	1,060,061	1,060,061
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	61,729	66,379
Total Current Liabilities	12,909,540	12,945,638

Asset retirement obligation	285,092	157,394
Long-term note, net of current portion	825,701	887,733
Total Noncurrent Liabilities	1,110,793	1,045,127

TOTAL LIABILITIES	14,020,333	13,990,765

Commitments and Contingencies (Note 14)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 and 120,000,000 shares authorized; 74,771,476 and 71,993,265 issued and outstanding as of May 31, 2025 and 2024, respectively	7,477	7,199
Additional paid in capital	13,275,577	11,530,169
Subscription paid in advance	50,000	-
Accumulated deficit	(25,905,369)	(22,723,495)

Total Stockholders’ Deficit	(12,572,315)	(11,186,127)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,448,018	$2,804,638

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Operations

	Year Ended May 31, 2025	Year Ended May 31, 2024
Revenue	$9,423	$36,482

Gross profit (loss)	9,423	36,482

Lease Operating Expense	224,795	23,677
General, selling and administrative expenses	1,839,162	2,897,943
Consulting and professional services	614,022	448,534
Impairment expense	653,874	56,555
Total Operating Expense	3,331,853	3,426,709

Operating loss	(3,322,430)	(3,390,227)

Other income/(expense)
Other non-operating income	629,821	858,693
Gain on sale of assets	-	175,000
Interest expense, net	(489,265)	(510,765)

Net loss	$(3,181,874)	$(2,867,299)

Net loss per share, basic and diluted	$(0.04)	$(0.04)

Weighted average number of basic and diluted common shares outstanding	73,605,387	69,263,157

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statement of Stockholders’ Deficit
For the Years Ended May 31, 2025 and 2024

	Common Stock		Preferred Stock		Additional Paid	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Paid in Advance	Deficit	Deficit
Balance at May 31, 2023 (Restated)	66,220,306	$6,622	-	$-	$10,064,603	$-	$(19,856,196)	$(9,784,971)

Share based compensation	-	-	-	-	1,102,924	-	-	1,102,924

Issuance of shares upon debt conversion	5,772,959	577	-	-	362,642	-	-	363,219

Net Loss	-	-	-	-	-	-	(2,867,299)	(2,867,299)

Balance at May 31, 2024	71,993,265	$7,199	-	$-	$11,530,169	$-	$(22,723,495)	$(11,186,127)

	Common Stock		Preferred Stock		Additional Paid	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Paid in Advance	Deficit	Deficit
Balance at May 31, 2024	71,993,265	$7,199	-	$-	$11,530,169	$-	$(22,723,495)	$(11,186,127)

Sale of shares	2,678,211	268	-	-	1,164,932	50,000	-	1,215,200

Issuance of common stock in exchange for note payable	100,000	10	-	-	49,990	-	-	50,000

Gain on investment in oil and gas properties – related party	-	-	-	-	510,800	-	-	510,800

Issuance of warrants	-	-	-	-	19,686	-	-	19,686

Net Loss	-	-	-	-	-	-	(3,181,874)	(3,181,874)

Balance at May 31, 2025	74,771,476	$7,477	-	$-	$13,275,577	$50,000	$(25,905,369)	$(12,572,315)

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2025	May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,181,874)	$(2,867,299)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation expense	-	1,102,924
Amortization of debt discount	83,733	95,059
Impairment of long-term assets	653,874	56,555
Depreciation	29,879	17,929
Accretion expense	3,674	-
Gain on sale of assets	-	(175,000)
Changes in operating assets and liabilities:
Receivables	8,346	(8,346)
Receivables from related party	-	1,779
Prepaid expenses and other current assets	(1,215)	6,608
Accounts payable and accrued liabilities	(55,931)	(7,624)
Accrued payroll liabilities	587,385	902,692
Accrued interest	222,295	242,181

NET CASH USED IN OPERATING ACTIVITIES	(1,649,834)	(632,542)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets	-	175,000
Investment in property, plant and equipment	-	-
Investment in oil and gas field acquisition and drilling costs	(3,174,164)	(38,152)
	-	-
NET CASH USED IN INVESTING ACTIVITIES	(3,174,164)	136,848

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	515,000
Repayment of convertible debt	(119,706)	(236,985)
Proceeds from bridge notes	384,000	-
Proceeds from revolving note	-	127,061
Proceeds from Promissory note	200,000	-
Repayment of bridge notes	(233,136)	-
Proceeds from prefunded drilling costs	2,981,500	2,104,000
Repayment of prefunded drilling costs	(1,250,000)	-
PPP loan repayments	(66,682)	(36,947)
Proceeds from sale of common stock	1,215,200	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,111,176	2,472,129

Net change in cash and cash equivalents and restricted cash	(1,712,822)	1,976,435

Cash and cash equivalents at beginning of period	1,990,189	13,754

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	$277,367	$1,990,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$83,002	$78,139
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$73,598	$286,054
Relative fair value of warrants granted with debt	$19,686	$-
Gain on investment in oil and gas properties – related party	$510,800	$-
Initial asset retirement obligation and related liability	$124,024	$36,322
Reclassification of contingent liability to convertible debt	$648,317	$-
Reclassification of convertible debt to contingent liability	$-	$648,317
Issuance of common stock in exchange for note payable	$50,000	$363,219

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

We are an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From our inception in March 2008 through October 2009, we were primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, we shifted our focus to locating mature oil fields with the intention of acquiring those oil fields and recovering stranded oil reserves using proprietary enhanced recovery methods known as underground gravity drainage, or UGD.

The original UGD method uses conventional mining processes to establish a drilling chamber underneath an existing oil field from where closely spaced wellbores are intended to be drilled directionally up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores. As experience was gained through practical application of the processes involved in oil recovery, variants of the UGD concept have been developed and evaluated. The UGD method is applicable to mature oil fields that have very specific geological characteristics. The Company has done extensive research and has identified oil fields within the United States and globally that it believes are qualified for UGD recovery methods. The Company primary business and focus is to pursue and recover stranded oil from selected mature fields chosen from this group as funds become available.

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

When the Company acquires a targeted oil field, we will continue to operate the producing field and expect to generate revenue and profit from doing so. Once the development of the underground chamber and the UGD method is prepared for operation, the conventional wells will be capped and UGD production begun. The effect of such operations should result in minimal disruption of oil production from our field investments.

On June 14, 2011, we entered into several exclusive licensing and management agreements with Stranded Oil Resources Corporation, or SORC, a wholly owned subsidiary of Alleghany Corporation, or Alleghany. to manage the acquisition and operation of mature oil fields in Kansas, Wyoming and Louisiana, focused on the recovery of “stranded” oil from those mature fields primarily using UGD. We performed those services in exchange for a carried interest in SORC, a quarterly management fee and reimbursement from SORC of our employee-related expenses. Such fees and reimbursements were effectively all of our revenues prior to our acquisition of SORC via the closing of the Securities Purchase Agreement with Alleghany described below.

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is a wholly owned subsidiary of Laredo and is not conducting any ongoing operations.

Prior to purchasing the shares of SORC, while implementing underground gravity drainage, or UGD, projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana in the Lustre and Midfork fields and the West Fork area. To develop our acquired mineral property acreage, we established relationships with several organization and investment groups, including the following entities: (1) Olfert 11-4 Holdings, LLC, (2) Texakoma Exploration and Production, LLC, or Texakoma, (3) Erehwon Oil & Gas, LLC, or Erehwon, (4) an independent investor group in its subsidiary, Hell Creek Crude LLC, or HCC, and (5) raised monies from accredited investors in its subsidiary, West Fork Resources, LLC, or WFR. As of May 31, 2025, five wells have been drilled in the Lustre and Midfork fields. None have been economically successful due primarily to encountering excess water. Exploratory drilling in the project located in the West Fork area with WFR is ongoing. We are continually attempting to raise additional funds to develop our other mineral property interests we have purchased in the area. Our ability to secure additional funding will determine whether we can achieve any future production for the acreage, and if we can secure such financing, the pace of field development.

We also have a 50% interest in the Cat Creek oil field, located west of our mineral rights described above.

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

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the years ended May 31, 2025 and 2024, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2025 and 2024. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Laredo entered a Participation Agreement in exchange for funding for well development costs. The contract requires that participants pay Hell Creek Crude LLC the contract price upon execution of the agreement. The participants participate prorata in the ownership of the net working interest in any wells drilled. The funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling, completing and equipping a well. Laredo classifies these funds prior to commencement of well development as restricted cash based on guidance codified as under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230-10-50-8. When payments are made from these funds, they are recorded as Oil and Gas Acquisition Costs.

Also included in Restricted cash is $186,115 of investments from accredited investors in our wholly-owned subsidiary West Fork Resources, LLC (“West Fork”) which was formed to develop and find oil reserves in portions of our over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of raising $7.5 million to drill three exploratory wells by selling units of West Fork. Due to the length of time experienced raising the funds, investors withdrew $1.1 million from the project receiving a refund invested amounts. The remaining invested funds of $1 million have been used to initiate the West Fork well development project. When payments are made from these funds, they are recorded as Oil and Gas Acquisition Costs.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the total of the same amounts shown in the statement of cash flows.

	May 31, 2025	May 31, 2024
Cash and cash equivalents	$83,294	$127,126
Restricted cash	194,073	1,863,063
	$277,367	$1,990,189

Prepaid expenses and other current assets - Prepaid expenses and other current assets are primarily comprised of prepaid legal fees which are recorded as expense upon work performance and prepaid directors’ and officers’ insurance which is recorded and amortized to expense over the 12-month contract life.

Oil and gas acquisition and drilling costs - Oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the company’s Wells and Related Equipment and Facilities accounts. Costs are reviewed annually to determine if impairment has occurred. As a result of the uncertainty surrounding successful well completion and the availability of future funding to develop our acquired mineral rights, we are not providing disclosures until we have proved reserves requiring such disclosures. In conjunction with the Texakoma agreement, three wells have been drilled but are unevaluated pending successful and economical disposal of water encroachment encountered. As they currently are not producing economical volumes of crude oil and in the absence of a reserve report identifying proved reserves, the Company has impaired those investments as of May 31, 2024. Similarly, the Midfork Well has not produced economical volumes and has been shut-in prior to May 31, 2025. Under the Participation Agreement, the Midfork oil and gas acquisition and drilling costs incurred have been offset against the deferred well development costs. In the year ending May 31, 2025, an impairment totaling $653,874 has been recorded primarily in connection with costs associated with the Midfork Well. The remaining intangible and tangible drilling costs primarily relate to the expenditures in West Fork. Unevaluated properties lease and bonus costs are capitalized while landman and legal cost of acquiring properties are expensed as incurred.

Subsequent to the impairment, the Company has recorded oil and gas acquisition and drilling costs totaling $1,001,209 and $610,663 as of May 31, 2025 and 2024, respectively.

	May 31,	May 31,
	2025	2024
Intangible and tangible drilling costs	$762,404	$382,259
Lease acquisition costs	238,805	228,404

Oil and gas acquisition and drilling costs	$1,001,209	$610,663

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and equipment - The carrying value of the Company’s property and equipment represents the cost incurred to acquire the property and equipment, net of any impairments. For business combinations, property and equipment cost is based on the fair values at the acquisition date. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of five to seven years are used for vehicles and machinery. Realization of the carrying value of property and equipment is reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Assets are determined to be impaired if a forecast of undiscounted estimated future net operating cash flows directly related to the asset, including disposal value, if any, is less than the carrying amount of the asset. If any asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Repairs and maintenance costs are expensed in the period incurred. During fiscal year 2024, the Company disposed drilling equipment for $175,000 which had been previously impaired to $0. There were no similar asset disposals during fiscal year 2025.

The depreciation recorded for the year ended May 31, 2025 and 2024 was $29,879 and $17,929.

	May 31,	May 31,
	2025	2024
Vehicles and equipment	$193,766	$193,766
Less: Accumulated depreciation	85,480	58,267

Property and equipment, net	$108,286	$135,499

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This amendment expands a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments became effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and is effective for Laredo for fiscal year ending May 31, 2025. As this ASU only requires additional disclosures about the Company's operating segments, there was no material impact to the consolidated financial statements.

The Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS

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

As of May 31, 2024 the Company’s asset retirement obligations were recorded in connection with the Olfert 11-4 well as well as the working interest in the Texacoma wells. The Company established an additional asset retirement obligation in July 2024, when it commenced drilling the Reddig well in the Hell Creek Crude oil field. At that time, the initial asset retirement obligation asset and related liability were recorded at the net present value totaling $88,883 utilizing the Company’s cash flow estimate based on the assumption a 25-year expected life of the well discounted using a credit-adjusted risk-free interest rate of 4%. When the Reddig well was shut-in, the Company revalued the estimated asset retirement obligation. The revalued asset retirement obligation asset totaling $121,358, net of depreciation was written off to impairment expense. The revised asset retirement was calculated utilizing the Company’s updated cash flow estimate assumption of a 2-year expected life of the well, inflation rate of 2.7%, discounted using a credit-adjusted risk-free interest rate of 4%.

The asset retirement obligation for all wells totaled $285,092 and $157,394 as of May 31, 2025 and 2024, respectively.

	May 31, 2025	May 31, 2024
Olfert 11-4 well	114,896	114,896
Reddig 11-21 well	127,698	-
Texakoma wells (15% net working interest)	42,498	42,498

Total	$285,092	$157,394

NOTE 5 – PAYROLL LIABILITIES

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

NOTE 6 – DEFERRED WELL DEVELOPMENT COSTS

The Company records investor investments in individual oil wells as a liability totaling $2,799,260 and $4,551,577 as of May 31, 2025 and 2024, respectively. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. As well related cash is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split. The balance recorded as of May 31, 2025 shows $1,799,260 invested in the Olfert 11-4 well. The Reddig well commenced production during fiscal 2025. Due to uneconomical production, the well was shut in prior to May 31, 2025. As the operator under the participation agreement, the $2,835,500 investment received from investors for the Reddig 11-21 well is offset with related oil and gas assets. In connection with the Reddig well shut in, $648,317 has been reclassified from deferred well development costs to convertible debt contributed for net working interest and the related accrued interest. Both Olfert 11-4 and Reddig 11-21 are located in Valley County, Montana.

The Company has recorded $2,250,000 advanced by accredited investors to West Fork as a Deposit for Well Development. Prior to May 31, 2025, certain West Fork investors requested funds to be refunded and were repaid $1,250,000 since the project had not yet been funded in its entirety.

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

Laredo estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Laredo’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 4, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

NOTE 8 – EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. For the years ended May 31, 2025 and 2024, respectively, options to purchase 20,000,000 and 21,100,000 shares of common stock, zero and 312,109 shares underlying convertible debt outstanding, and 1,460,870 and 1,260,870 warrants to purchase shares of common stock were not included in the computation of diluted earnings/(loss) per share because they were anti-dilutive.

	For the Year Ended
	May 31,
	2025	2024
Numerator - net loss attributable to common stockholders	$(3,181,874)	$(2,867,299)

Denominator - weighted average number of common shares outstanding	73,605,387	69,263,157

Basic and diluted loss per common share	$(0.04)	$(0.04)

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000 plus interest accrued at an annual rate of 10%. As of May 31, 2025, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

As disclosed in Note 10, in May 2023 the Company received funds pursuant to a Stock Purchase Agreement with Mr. Adamo, an accredited investor to purchase 6,062,886 restricted shares of the Company’s common stock at a purchase price of $0.0441 per share, totaling $267,320. As a result of this investment, he holds greater than 5% of the Company’s outstanding shares. Prior to becoming a shareholder, in November 2022, Mr. Adamo also invested $100,000 pursuant to the Secured Convertible Debt under the terms as disclosed in Note 12 and is an investor in the Reddig 11-21 well. Including his original investment and capital calls, Mr. Adamo has invested $510,800 into the Reddig 11-21 well.

As of May 31, 2025, Mr. Robert Adamo, owns approximately 6.7 million shares of Laredo Oil, Inc. common stock comprised of the 6.0 million shares purchase in May 2023 as well as 600,000 shares previously purchased and holds greater than 5% of the Company’s outstanding shares. On July 22, 2024 he advanced $50,000 to Lustre which is recorded in accounts payable as of May 31, 2025. The advance transaction is undocumented, but the funds were to ensure that Lustre had monies available to secure a SWD well to support drilling activity in the Lustre oil field. The repayment terms are subject to negotiation. Mr. Adamo agreed to using $10,000 of the advance to fund a portion of the Cranston SWD purchase. The remaining funds have been used to satisfy general corporate purposes as of May 31, 2025.

In addition, B&B Oil LLC, for which Mr Adamo is a principal owner, reimbursed Hell Creek Crude LLC $71,680.88 for a sonic log which only benefits B&B Oil and their 3D seismic studies. HCC acquired the information while purchasing seismic data for the Midfork field.

Accounts payables contain $162,500 for each of our two outside board members who have not been receiving current board stipends. In addition, as of May 31, 2025 Laredo has recorded accounts payable to the CFO, CEO and Cat Creek Holdings for expense reports totaling $5,063, $7,375, and $14,906, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

There were no option grants in fiscal year 2025. Option grants totaling 1,100,000 shares issued under the Laredo Oil, Inc. 2011 Equity Incentive Plan expired and were cancelled, leaving 20,000,000 shares underlying option grants as of May 31, 2025 at a weighted average exercise price of $0.061 per share.

In fiscal year 2024, the Company made two option grants to the Chief Executive Officer. One grant for the purchase of 1,000,000 shares of Company’s common stock at a price of $0.066 per share was made on December 13, 2023 and the second option grant for the purchase of 3,925,000 shares of Company’s common stock at a price of $0.06 per share was made on November 27, 2023. The options vested completely at time of grant.

The Company made grants of options for the purchase of 15,075,000 shares of the Company’s common stock, at a price of $0.06 per share, during the first quarter of fiscal year 2024. The grants were issued under the Laredo Oil, Inc. 2023 Equity Incentive Plan, which became effective with the filing of a Registration Statement on Form S-8 on June 14, 2023. Except for an option to purchase 1,100,000 shares of common stock, at a price of $0.38 per share, the 4,825,000 options previously granted under the Laredo Oil, Inc. 2011 Equity Incentive Plan were terminated and replaced by grants under the new incentive plan.

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

The fair value of the stock option grants, as of the respective grant date, during the year ending May 31, 2024 amounted to approximately $1,006,156. No options were granted during the year ending May 31, 2025. The weighted average assumptions used in calculating these values were based on the following:

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

The Company recorded share-based compensation for stock option grants totaling $0 and $1,006,156 in general, selling and administrative expense during the year ended May 31, 2025 and 2024, respectively.

Stock Options

As of May 31, 2025 and 2024, there were no unvested and unrecognized shares.

The following table summarizes information about options granted during the years ended May 31, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2023	5,925,000	$0.16
Options granted and assumed	20,000,000	0.06
Options expired	-	-
Options cancelled, forfeited	(4,825,000)	0.16
Options exercised	-	-

Balance, May 31, 2024	21,100,000	$0.08
Options granted and assumed	-	-
Options expired	(1,100,000)	0.38
Options cancelled, forfeited	-	-
Options exercised	-	-

Balance, May 31, 2025	20,000,000	$0.06

NOTE 10 – STOCKHOLDERS’ DEFICIT - continued

All stock options are exercisable upon vesting. As of May 31, 2025 and 2024, respectively there were 20,000,000 and 21,100,000 vested options outstanding at a weighted average exercise price of $0.06 and $0.08, respectively.

Restricted Stock

During fiscal year 2025, the Company sold 2,894,490 shares of common stock to accredited investors at an average price of $0.437 per share for gross proceeds of $1,265,200. As of May 31, 2025, proceeds totaling $50,000 were recorded as stock payable as the 116,279 related shares of common stock have not been issued. There were no finder’s fees related to the sales of the shares. The Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

Warrants

Warrants to purchase 200,000 shares of common stock at a strike price of $0.43 per share were issued with the placement of a $200,000 short-term demand note bearing interest at 12% per annum. The grant date fair value of the stock warrants during the year ending May 31, 2025 totaled $21,835. The Black-Scholes option pricing model is used to estimate the fair value of warrants granted. The weighted average assumptions used in calculating the estimated fair value included a 4.0% risk free interest rate, a 0% expected dividend yield, a 95.6% expected volatility and a 2 year expected life. See Note 13.

During fiscal year ending May 31, 2024, the Company issued 1,000,000 warrants to purchase common stock at a strike price of $0.06 per share and 260,870 warrants to purchase common stock at a strike price of $0.23 per share. The grant date fair value of the stock warrants during the year ending May 31, 2024 totaled $96,768. The Black-Scholes option pricing model is used to estimate the fair value of warrants granted. The weighted average assumptions used in calculating these values included a 3.98% risk free interest rate, a 0% expected dividend yield, a 278.1% expected volatility and a 5 year expected life.

NOTE 11 – NET PROFITS INTEREST AGREEMENT

In January 2022, the Company and Lustre executed the NPI Agreement with Erehwon and Olfert Holdings, to be effective as of November 24, 2021. The NPI Agreement was executed for the purpose of funding the Olfert Well under the Erehwon APA. The NPI Agreement grants Olfert Holdings an “Applicable Percentage” of available funds from the Olfert Well in exchange for Olfert Holdings funding development of the Olfert Well. The “Applicable Percentage” is defined in the NPI Agreement as 90% prior to Payout and 50% after Payout, with “Payout” being defined as the point in time when the aggregate of all Net Profits Interest payments made to Olfert Holdings under the NPI Agreement equals 105% of the well development costs. In January 2022, the Company entered into an Amended and Restated Limited Liability Company Operating Agreement of Olfert Holdings, dated to be effective as of November 2021 (the “Olfert Holdings Operating Agreement”). Pursuant to the Olfert Holdings Operating Agreement, the Company agreed to make a $500,000 capital contribution, out of a total of $1,500,000 to be raised by Olfert Holdings. During fiscal year ending May 31, 2022, the Company received advance payments totaling $1.0 million from four investors, through Lustre, pursuant to the NPI Agreement. The Company was credited with $59,935 of well development costs as part of its capital contribution under the Olfert Holding Operating Agreement. In May 2022, a vendor made an in-kind capital contribution of $83,822 to Olfert Holdings in the form of services rendered. In June 2022, the Company’s Chief Financial Officer invested $356,243 in Olfert Holdings pursuant to the NPI Agreement. These three contributions fulfilled the Company’s initial capital contribution commitment under the Olfert Holdings Operating Agreement. During fiscal year ending May 31, 2023, the Company, as Manager of Olfert Holdings, issued a capital call to the investors in Olfert Holdings for payment of an additional $461,440 to cover expenses that Lustre is obligated to pay pursuant to the NPI Agreement. As of May 31, 2024, the investors had paid $358,747 of that capital call. As of May 31, 2024, Lustre had incurred approximately $3,300,000 related to the development of the Olfert Well. The Olfert Well has exceeded its original budget, and there are certain construction costs that have not been satisfied. To pay the amounts owed, the Company issued another capital call to the investors in Olfert Holdings to pay an additional $1.7 million. The investors do not have an obligation to make further investments, and Olfert Holdings did not raise the requested additional amount from that capital call. Subsequently, several unpaid contractors have attached mechanic liens on the Olfert Well. Four creditors have filed a lawsuit for payment against Lustre, the operator of the Olfert Well in Montana. The Company believes that the Olfert Well is still economically viable, and it intends to attempt to raise sufficient additional capital for Olfert Holdings, complete the Olfert Well, and pay all amounts owed to contractors.

In connection with the NPI Agreement, the Company was credited with a contribution totaling $59,935 of well development costs under an agreement with Olfert Holdings. The initial investment in Olfert Holdings recorded by the Company was $19,435. The difference between the $59,935 contribution recorded by Olfert Holdings and the $19,435 investment recorded by the Company is due to the Company’s investment being recorded at the carrying value of the assets contributed by the Company. In connection with the August 2022 capital call, the Company contributed an additional $18,438 to Olfert Holdings resulting in a 4.2% interest as of May 31, 2024. As the operator of Olfert Holdings, the Company exercises significant influence; however, pending adequate funding further development of the well has been suspended.

In conjunction with our annual fiscal year 2023 financial audit, we took an accounting impairment charge to reduce the asset value of the Olfert #11-4 well to salvage value, if any. Although we still are working to put the well into production, the well was shut-in in September 2022. Although the Company has access to a proximate salt-water disposal well, additional funding is necessary to complete the required work. Although the asset carrying value has been reduced, we will continue to investigate options to complete the well and bring it into production.

NOTE 12 – NOTES PAYABLE

Secured Convertible Debt Contributed as Consideration for Participation Agreement

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The promissory notes accrued interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and were convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. Effective January 19, 2024, $575,000 of notes and accrued interest were outstanding and were contributed as part of a Participation Agreement funding the Reddig 11-21 oil well located in the Midfork field in Valley County, Montana. The notes were exchanged for a net working interest in the well, with the caveat that they would be deemed to be reinstated in full in the event the well was completed as a dry hole. In early 2025, the well was completed, became operational, and produced limited amounts of oil. Although the well was not a dry hole, it was uneconomical to operate and was shut in at the end of May 2025. Until final disposition of the well and notes is determined, the Company is reclassifying the notes and accrued interest as debt and accrued interest on the May 31, 2025 Consolidated Balance Sheet.

Convertible Debt Repaid or Converted to Common Stock as of May 31, 2025

On December 29, 2023, the Company entered into a Securities Purchase Agreements with an accredited investor, pursuant to which the Company issued a convertible promissory note in the principal amount of $60,500, receiving $50,000 in net cash proceeds. The convertible promissory notes had an original issue discount of $5,500. An additional $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The total of $10,500 recorded by the Company as debt discount is being amortized using the effective interest method through the maturity dates of the convertible promissory note. The convertible note is due one year from the date of issuance, accrues interest at 8% per annum (22% upon the occurrence of an event of default) and is convertible after 180 days into shares of the Company’s common stock at a discount of 25% to the average of the three lowest bid prices during the 15 trading days immediately preceding the conversion. On July 1, 2024, the Company repaid the note. The repayment totaled $69,190, comprised of $60,500 in principal and $8,690 in related accrued interest and prepayment penalty interest. The Company amortized the related deferred debt discount and debt issue costs resulting in interest expense totaling $4,311 and $6,189 for the years ending May 31, 2025 and 2024, respectively.

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

NOTE 12 – NOTES PAYABLE - continued

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

Short Term Demand Note

The Company issued a short term note with a principal sum of $200,000 to an accredited investor on May 20, 2025. The note bears simple interest on the unpaid principal balance at a rate equal to 12% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days from the date of this Note until the principal amount and all interest accrued thereon and all other amounts owed hereunder are paid. The unpaid Principal Amount, together with any then unpaid accrued interest and all other amounts owed hereunder, shall be due and payable upon written demand by the Majority Holders at any time after November 21, 2025. In connection with this note, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.43. The relative fair value of the warrants totaling $19,685 was recorded as deferred debt discount and additional paid in capital which is amortized over the term of the loan.

12% Ten Month Bridge Notes

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $40,250 receiving $35,000 in net cash proceeds. The promissory note had an original issue discount of $5,250. The bridge note is due February 15, 2026 and is repaid with the first installment of $22,540 due October 15, 2025 and four equal monthly installments of $5,635 starting November 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2025, the Company recorded accrued interest totaling $714 and payments of principal and interest are current.

On February 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $146,160 receiving $120,000 in net cash proceeds. The promissory note had an original issue discount of $20,160. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due December 15, 2025 and is repaid with the first installment of $81,849 due August 15, 2025 and four equal monthly installments of $20,462 starting September 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2025, the Company recorded accrued interest totaling $8,441 and payments of principal and interest are current.

On December 17, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $64,960 receiving $50,000 in net cash proceeds. The bridge note had an original issue discount of $8,960. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due October 15, 2025 and is repaid with the first installment of $36,377 due June 15, 2025 and four equal monthly installments of $9,094 starting July 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2025, the Company recorded accrued interest totaling $5,238 and payments of principal and interest are current.

NOTE 12 – NOTES PAYABLE - continued

12% Ten Month Promissory Note

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $82,800, receiving $65,000 in net cash proceeds. The promissory note had an original issue discount of $10,800. In addition, $7,000 of debt issue costs were deducted from the gross proceeds to the Company. The note is due on February 15, 2026 and is repaid in 10 equal monthly payments of $9,273.60 commencing on May 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2025, the Company recorded accrued interest totaling $791 and payments of principal and interest are current.

On December 2, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $138,000, receiving $114,000 in net cash proceeds. The promissory note had an original issue discount of $18,000. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The note is due on October 15, 2025 and is repaid in 10 equal monthly payments of $15,456 commencing on January 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2025, the Company recorded accrued interest totaling $742 and payments of principal and interest are current.

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note, (the “Note”). The Note will accrue interest on the outstanding principal sum at the rate of 12.0% per annum and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the Lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June, July and August, 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061. On November 24, 2023, the investor added another $25,000 to the Note bringing the total principal outstanding to $310,061. The note remains outstanding and interest of $3,101 is being paid monthly and is current as of May 31, 2025.

12% Nine Month Promissory Notes Repaid

On May 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $94,580 receiving $75,000 in net cash proceeds. The promissory note had an original issue discount of $14,580. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due February 28, 2025 and is repaid with the first installment of $52,964.50 due November 30, 2024 and three equal installments of $17,655 starting December 30, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The note was repaid when due on February 28, 2025.

On February 22, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% promissory note in the principal amount of $66,000 receiving $50,000 in net cash proceeds. The promissory note had an original issue discount of $11,000. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due November 30, 2024 and is repaid with the first installment of $36,960 due August 30, 2024 and three equal installments of $12,320 starting August 29, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 39% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The note was repaid when due on November 30, 2024.

13% Nine Month Promissory Note Repaid

On December 11, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 13% promissory note in the principal amount of $74,750 receiving $60,000 in net cash proceeds. The promissory note had an original issue discount of $9,750. In addition, $5,000 of debt issue costs were deducted from the gross proceeds to the Company. The promissory note is due September 15, 2024 and is repaid in nine equal installments of $9,385.23 with the first payment due January 15, 2024. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The note was repaid when due on September 15, 2024.

NOTE 12 – NOTES PAYABLE - continued

15% Nine Month Promissory Note Repaid

On October 26, 2023, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a promissory note in the principal amount of $97,750 and received $80,000 in net cash proceeds. The promissory note had an original issue discount of $12,750 and $5,000 in debt issue costs were deducted from the gross proceeds. The Company is amortizing the total of $17,750 recorded as debt discount using the effective interest method through the maturity dates of the convertible promissory note. The note is due nine months following the date of issuance and accrues interest at 15% per annum (22% upon the occurrence of an event of default). Accrued, unpaid interest and outstanding principal is due in nine equal monthly payments of $12,490, starting on November 30, 2023. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The note was repaid with the last payment due July 30, 2024.

12% One Year Promissory Notes Repaid

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

Secured Promissory Note

The Company entered into a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of May 31, 2025 the note is recorded as current and outstanding. Starting on January 1, 2024, the Company is accruing interest at the rate of 18.0% per annum. The accrued interest balance amounted to $361,397 as of May 31, 2025.

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

Secured Convertible Debt

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The notes are secured by the membership interest in Hell Creek Crude, LLC, a wholly owned subsidiary of the Company. Pursuant to this Note Purchase Agreement, during fiscal year 2023, the Company issued seven promissory notes in the aggregate principal amount of $540,000 and accrued interest at 12% per annum. During June 2023 and August 2023, the Company entered into an additional $85,000 of secured convertible promissory notes increasing the aggregate principal issued to $625,000. Under the Note Purchase Agreement, the Company may issue additional promissory notes, up to the $7,500,000 total principal amount. The promissory notes accrue interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and are convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. In January 2024, noteholders contributed $575,000 of their notes plus accrued interest of $73,317 to the Participation Agreement pertaining to the three well drilling program in the Midfork Field in Montana (See Footnote 1). The notes were exchanged for a net working interest in the well and will participate in cash flows produced by the first well drilled. In the event of a dry hole, the notes will be reinstated at $648,317 and accrue interest on that amount thereafter. The well was in production, but is shut in as of May 31, 2025.

NOTE 12 – NOTES PAYABLE - continued

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

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of May 31, 2025 and May 31, 2024, the Senior Consolidated Note is recorded as current and remains outstanding.

Paycheck Protection Program Loan

Schedule of Paycheck Protection Program

	May 31,	May 31,
	2025	2024
Total PPP Loan	$887,430	$954,112
Less amounts classified as current	61,729	66,379

PPP loan, excluding current portion	$825,701	$887,733

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

NOTE 12 – NOTES PAYABLE - continued

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 and as of May 31, 2025, the Company has repaid all principal and interest on the first Note.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of May 31, 2025, the Company is current and compliant with the restructured payment plan. As of May 31, 2025, the Company owes $887,430 with respect to the remaining balance on the Second Note.

NOTE 13 – PROVISION FOR INCOME TAXES

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the consolidated financial statements for the twelve-months ended May 31, 2025 and 2024. The Company’s tax returns for the fiscal years ended May 31, 2017 through 2024 remain subject to examination by the tax authorities.

The components of the Company’s deferred tax asset as of May 31, 2025 and 2024 are as follows:

	2025	2024
Net operating loss	$1,777,909	$1,375,147
Stock compensation	536,041	536,041
Impairment loss	1,112,333	975,020
Deferred compensation	767,205	646,241
Other	14,386	10,996
Valuation allowance	(4,207,874)	(3,543,445)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2025	2024
Tax at statutory rate (21%)	$(668,194)	$(602,133)
Effect of non-taxable and non-deductible permanent differences	-	62,653
Effect of change in statutory tax rate	-	-
Other	3,765	7,824
Increase/(decrease) in valuation allowance	664,429	531,656
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2030 and 2044. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases

No office leases currently extend beyond one year. Rent expense amounted to $1,032 and $775 for each of the years ending May 31, 2025 and 2024.

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,225 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of May 31, 2025 and 2024, respectively, the estimated amounts due to Capex totaling $418,569 and $428,379 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued a Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum. As of May 31, 2025 and 2024, respectively, the estimated amounts due to Capstar totaling $365,489 and $333,354 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. As of May 31, 2025, the case was settled for the $164,235 balance plus accrued interest of 10% per year and the Company agreed to pay Warren Well $750 per month. As of May 31, 2025 and 2024, respectively, the estimated amounts due to Warren Well totaling $213,114 and $196,679 have been recorded in accounts payable.

On January 14, 2024 Nine Downhole Technologies, LLC aka Nine Energy Service (“Nine Downhole”) filed a complaint against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment plus accrued interest until the debt is paid in full. On June 1, 2025, Nine Downhole’s Motion for a summary disposition was granted in the amount of $41,842 together with costs and any post judgment interest until amount is paid in full. As of May 31, 2025, $38,447 has been recorded in accounts payable.

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

NOTE 15 – SEGMENT INFORMATION

The Company operates as a single reporting segment engaged in acquisition and exploration efforts to find and develop oil reserves.  The Chief Operating Decision Makers are the Company’s Chief Executive Officer and its Chief Financial Officer, who together (the “CODM”) evaluate company performance based on the consolidated financial statements prepared in accordance with GAAP included herein.

The CODM conducts quarterly financial reviews focusing on the Consolidated Statement of Operations, Balance Sheets and Statements of Cash Flows beginning on page F-3 of this report.  Investment decisions, including the selection of  leased mineral rights acreage and development, are made based on expected return on investment.

NOTE 16 – SUBSEQUENT EVENTS

Subsequent to May 31, 2025, the Company issued 116,279 shares to an accredited investor who deposited $50,000 with the Company on September 5, 2024. These shares were issued in June 2025 after the stock purchase agreement was executed.

On July 2, 2025, the Company paid $100,000 to reduce accrued interest on the $750,000 Secured Note entered into on June 28, 2022 (See Note 12).

During the first fiscal quarter of 2026, the Company sold Subordinated Promissory Notes in the total principal amount of $1,189,300 and warrants to purchase 1,189,300 shares of Laredo Oil, Inc. common stock at $0.43 per share.