Form 10-Q
period 2025-08-31
Laredo Oil, Inc.
filed 2025-10-20
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 76,736,592 shares of common stock issued and outstanding as of October 15, 2025.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2025. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on September 15, 2025. In the opinion of the Company’s management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 2025, and the results of its operations and cash flows for the three-month period then ended, have been included. The results of the Company’s operations for the three-month period ended August 31, 2025 are not necessarily indicative of the results to be expected for the full year ending May 31, 2026.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	August 31, 2025 (Unaudited)	May 31, 2025
ASSETS

Current Assets
Cash and cash equivalents and restricted cash	$416,900	277,367
Receivables – related party	28,155	-
Prepaid expenses and other current assets	31,250	21,156
Total Current Assets	476,305	298,523

Property and Equipment
Oil and gas acquisition and drilling costs	1,001,209	1,001,209
Property and equipment, net	101,106	108,286
Total Property and Equipment, net	1,102,315	1,109,495

Other assets	20,000	40,000

TOTAL ASSETS	$1,598,620	1,448,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,123,543	2,158,299
Accounts payable – related party	325,000	402,344
Accrued payroll liabilities	3,858,439	3,752,527
Accrued interest	650,321	656,460
Deferred well development costs	2,807,698	2,799,260
Convertible debt contributed for net working interest	575,000	575,000
Bridge securities, net of debt discount	218,450	352,478
Promissory note, net of debt discount	1,251,871	181,349
Revolving note	1,060,061	1,060,061
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	61,884	61,729
Total Current Liabilities	13,842,300	12,909,540

Asset retirement obligation	285,092	285,092
Long-term note, net of current portion	810,172	825,701
Total Noncurrent Liabilities	1,095,264	1,110,793

TOTAL LIABILITIES	14,937,564	14,020,333

Commitments and Contingencies (Note 14)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 and 120,000,000 shares authorized; 74,887,755 and 74,771,476 issued and outstanding as of August 31 2025 and May 31, 2025, respectively	7,489	7,477
Additional paid in capital	13,511,010	13,275,577
Subscription paid in advance	-	50,000
Accumulated deficit	(26,857,443)	(25,905,369)

Total Stockholders’ Deficit	(13,338,944)	(12,572,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,598,620	1,448,018

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2025	August 31, 2024
Revenue	$1,543	$6,048

Direct costs	-	-

Gross profit (loss)	1,543	6,048

Lease operating expense	9,892	9,286
General, selling and administrative expenses	561,807	464,219
Consulting and professional services	121,562	196,854
Total Operating expenses	693,261	670,359

Operating loss	(691,718)	(664,311)

Other income (expense)
Other non-operating income	15,963	328,702
Gain on sale of assets	-	-
Interest expense, net	(276,319)	(133,643)

Net loss	$(952,074)	$(469,252)

Net loss per share, basic and diluted	$(0.01)	(0.01)

Weighted average number of basic and common shares outstanding	74,872,588	72,370,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
For the three months ended August 31, 2025 and 2024

					Additional	Common		Total
	Common Stock		Preferred Stock		Paid	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Subscribed	Deficit	Deficit
Balance as of May 31, 2025	74,771,476	$7,477	-	-	$13,275,577	$50,000	$(25,905,369)	$(12,572,315)

Sale and issuance of common stock	116,279	12	-	-	49,988	(50,000)	-	-

Issuance of warrants	-	-	-	-	185,445	-	-	185,445

Net Loss	-	-	-	-	-	-	(952,074)	(952,074)

Balance as of August 31, 2025	74,887,755	$7,489	-	-	$13,511,010	$-	$(26,857,443)	$(13,338,944)

					Additional	Common		Total
	Common Stock		Preferred Stock		Paid	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Subscribed	Deficit	Deficit
Balance as of May 31, 2024	71,993,265	$7,199	-	-	$11,530,169	$-	$(22,723,495)	$(11,186,127)

Sale and issuance of common stock	939,535	94	-	-	424,906	-	-	425,000

Net Loss	-	-	-	-	-	-	(469,252)	(469,252)

Balance as of August 31, 2024	72,932,800	$7,293	-	-	$11,955,075	$-	$(23,192,747)	$(11,230,379)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2025	August 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(952,074)	$(469,252)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Stock based compensation expense	-	-
Depreciation expense	6,877	6,802
Accretion expense	-	-
Amortization of debt discount	113,803	26,053
Loss on disposal of assets	303	-
Change in operating assets and liabilities
Receivables	-	4,232
Receivables – related party	(28,155)	-
Prepaid expenses and other current assets	(10,094)	(69,900)
Bond	20,000	-
Accounts payable and accrued liabilities	(112,100)	(1,470)
Accrued payroll	105,912	198,928
Accrued interest	(6,139)	51,699
NET CASH USED IN OPERATING ACTIVITIES	(861,667)	(252,908)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of oil and gas assets	-	(1,757,052)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,757,052)

Proceeds from sale of common stock	-	375,000
Repayment of convertible debt	-	(110,555)
Proceeds from promissory notes	1,189,300	-
Repayment of bridge notes	(181,164)	(30,226)
Proceeds from prefunded drilling costs	8,438	237,750
Proceeds from well development deposit	-	1,500,000
PPP loan repayments	(15,374)	(16,888)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,001,200	1,955,081

Net decrease in cash and cash equivalents	139,533	(54,879)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	277,367	1,990,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$416,900	$1,935,310

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$-	19,005
Initial asset retirement obligation asset and liability	-	88,883
Relative fair value of warrants granted with debt	$185,445	-
Issuance of common stock in exchange for subscription	$-	50,000
Common stock issued from stock payable	$50,000	-
Interest paid	$140,949	25,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements have been prepared by the management of Laredo Oil, Inc. (the “Company”). The Company was incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” As of that date, the Company had 90,000,000 authorized shares of common stock, at $0.0001 par value, and 10,000,000 authorized shares of preferred stock, at $0.0001 par value. On October 21, 2009, the name of the Company was changed to “Laredo Oil, Inc.” During May of 2023, the Company’s board of directors voted to increase the authorized shares of common stock to 120,000,000 shares, which increase was approved by the holders of a majority of the shares of common stock then outstanding.

The Company is an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From its inception in March 2008, through October 2009, the Company was primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, the Company shifted its focus to locating mature oil fields, with the intention of acquiring those oil fields and recovering stranded oil reserves using proprietary enhanced recovery methods known as underground gravity drainage, or UGD.

The original UGD method uses conventional mining processes to establish a drilling chamber underneath an existing oil field reservoir from where closely spaced wellbores are intended to be drilled directionally up into the reservoir using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores. As the Company gained experience through practical application of the processes involved in oil recovery, variants of the UGD concept have been developed and evaluated. The UGD method is applicable to mature oil fields that have very specific geological characteristics. The Company has done extensive research and has identified oil fields within the United States and globally that it believes are qualified for UGD recovery methods. The Company primary business and focus is to pursue and recover stranded oil from selected mature fields chosen from these oil fields as funds become available.

The Company believes that the costs of implementing the UGD method are radically lower than those presently experienced by commonly used Enhanced Oil Recovery (“EOR”) methods. The Company also estimates that it can materially increase the field oil production rate from prior periods and recover amounts of oil equal to or greater than amounts previously recovered from the mature fields selected. The Company intends to seek oil fields with a minimum of 25 million barrels of estimated recoverable oil.

When the Company acquires a targeted oil field, it will continue to operate the producing field and expects to generate revenue and profit from doing so. Once the development of the underground chamber and the UGD method is prepared for operation, the conventional wells will be capped and UGD production begun. The Company believes that the effect of such operations should result in minimal disruption of oil production from its field investments.

On June 14, 2011, the Company entered into several exclusive licensing and management agreements with Stranded Oil Resources Corporation, or SORC, a wholly owned subsidiary of Alleghany Corporation, or Alleghany, to manage the acquisition and operation of mature oil fields in Kansas, Wyoming and Louisiana, focused on the recovery of “stranded” oil from those mature fields primarily using UGD. The Company performed those services in exchange for a carried interest in SORC, a quarterly management fee and reimbursement from SORC of the Company’s employee-related expenses. Such fees and reimbursements were effectively all of the Company’s revenues prior to its acquisition of SORC under the Securities Purchase Agreement with Alleghany described below.

On December 31, 2020, the Company entered into a Securities Purchase Agreement with Alleghany. Under that agreement, the Company purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, the Company paid Alleghany $72,678 in cash, and agreed to pay Alleghany a seven-year royalty of 5.0% of the Company’s future revenues and net profits from its oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is a wholly owned subsidiary of the Company, and is not conducting any ongoing operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

Prior to purchasing the shares of SORC, while implementing underground gravity drainage, or UGD, projects for Allegheny, the Company gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, the Company identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana in the Lustre and Midfork fields and the West Fork area. To develop the Company’s acquired mineral property acreage, it established relationships with several organization and investment groups, including the following entities: (1) Olfert 11-4 Holdings, LLC, (2) Texakoma Exploration and Production, LLC, or Texakoma, (3) Erehwon Oil & Gas, LLC, or Erehwon, (4) an independent investor group in the Company’s subsidiary, Hell Creek Crude LLC, or HCC, and (5) raised monies from accredited investors in its subsidiary, West Fork Resources, LLC, or WFR. As of August 31, 2025, the Company has drilled five wells in the Lustre and Midfork fields. None of these wells have been economically successful due primarily to encountering excess water. The Company’s exploratory drilling in the project located in the West Fork area with WFR is ongoing. The Company is continually attempting to raise additional funds to develop its other mineral property interests it has purchased in the area. The Company’s ability to secure additional funding will determine whether it can achieve any future production for the acreage, and if it can secure such financing, the pace of field development.

The Company also has a 50% interest in the Cat Creek oil field, located west of the Company’s mineral rights described above.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The Company’s management uses estimates and assumptions in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three-months ended August 31, 2025 and 2024, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of August 31, 2025 and May 31, 2025. At times, the Company maintains cash balances deposited at its financial institutions that exceed FDIC insured limits.

The Company entered into a Participation Agreement in exchange for funding well development costs. The contract requires that participants pay Hell Creek Crude LLC the contract price upon execution of the agreement. The participants participate pro rata in the ownership of the net working interest in any wells drilled. The funds received in advance of the drilling of a well from a working interest participant are held for the expressed purpose of drilling, completing and equipping a well. The Company classifies these funds prior to commencement of well development as restricted cash based on guidance codified as under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230-10-50-8. When payments are made from these funds, they are recorded by the Company as Oil and Gas Acquisition Costs.

Also included in the Company’s restricted cash is $184,655 of investments received from accredited investors in our wholly-owned subsidiary, West Fork Resources, LLC (“West Fork”), which was formed to develop and find oil reserves in portions of over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. The Company is in the process of selling units of West Fork to raise $7.5 million to drill three exploratory wells. Due to the length of time the Company experienced raising the funds, some investors received a refund of $1.1 million of their invested amounts. The Company has used the remaining invested funds, totaling $1 million, to initiate the West Fork well development project. We record payments made from these funds as Oil and Gas Acquisition Costs.

The following table provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the same amounts shown in the statement of cash flows.

	August 31, 2025	May 31, 2025
Cash and cash equivalents	$232,245	$83,294
Restricted cash	184,655	194,073
	$416,900	$277,367

Prepaid expenses and other current assets – The Company’s prepaid expenses and other current assets are primarily comprised of prepaid legal fees, which are recorded as expense upon work performance, prepaid directors’ and officers’ insurance, which is recorded and amortized to expense over the 12-month contract life, and advance payments prior to work being performed.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES - continued

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

The depreciation recorded by the Company for the quarters ended August 31, 2025 and August 31, 2024 was $6,877 and $6,802, respectively.

	August 31,	May 31,
	2025	2025
Vehicles and equipment	$193,463	$193,766
Less: Accumulated depreciation	92,357	85,480

Property and equipment, net	$101,106	$108,286

Asset retirement obligations - The Company records a liability for Asset Retirement Obligations (“AROs”) associated with its oil and gas wells when the legal obligation arises. The corresponding cost is capitalized as an asset and included in the carrying amount of oil and gas properties and is depleted over the useful life of the properties. Subsequently, the AROs liability is accreted to its then-present value.

Inherent in the fair value calculation of each of the AROs are numerous assumptions and judgments, including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as AROs are recorded as a gain or loss upon settlement.

Oil and gas acquisition and drilling costs - Oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the Company’s Wells and Related Equipment and Facilities accounts. The Company reviews costs annually to determine if impairment has occurred. As a result of the uncertainty surrounding successful well completion and the availability of future funding to develop the Company’s acquired mineral rights, the Company is not providing disclosures until it has proved reserves requiring such disclosures. In conjunction with the Texakoma agreement, three wells have been drilled, but are unevaluated pending successful and economical disposal of water encroachment encountered. As those wells currently are not producing economical volumes of crude oil, and in the absence of a reserve report identifying proved reserves, the Company has impaired those investments as of May 31, 2024. Similarly, the Midfork Well has not produced economical volumes and was shut-in prior to May 31, 2025. Under the Participation Agreement referenced above, the Midfork Well incurred oil and gas acquisition and drilling costs that have been offset against the deferred well development costs. In the year ending May 31, 2025, the Company has recorded an impairment totaling $653,874, primarily in connection with costs associated with the Midfork Well. The remaining intangible and tangible drilling costs primarily relate to the expenditures in West Fork. The Company capitalizes unevaluated properties lease and bonus costs, while landman and legal cost of acquiring properties are expensed as incurred.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES - continued

The Company has recorded oil and gas acquisition and drilling costs totaling $1,001,209 and $1,001,209 as of August 31, 2025 and May 31, 2025, respectively.

	August 31,	May 31,
	2025	2025
Intangible and tangible drilling costs	$762,404	$762,404
Lease acquisition costs	238,805	238,805

Oil and gas acquisition and drilling costs	$1,001,209	$1,001,209

Debt issue costs – The Company presents costs incurred in connection with the issuance of long-term debt as a direct deduction from the carrying value of the related debt and amortized over the term of the related debt.

Fair value of financial instruments – The Company defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

●	Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities in active markets and have the highest priority.

●	Level 2 – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly.

●	Level 3 – Unobservable inputs for the financial asset or liability and have the lowest priority.

The carrying value of the Company’s cash, accounts receivable, other current assets, accounts payable, accrued liabilities, as reflected in the consolidated balance sheets, approximate fair value, due to the short-term maturity of these instruments. The carrying value of the Company’s notes payable approximates their fair value due to immaterial changes in market interest rates and the Company’s credit risk since issuance of the instruments or due to their short-term nature.

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

Reclassifications - Certain amounts previously presented by the Company for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net loss, working capital or equity previously reported.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As of May 31, 2024 the Company’s asset retirement obligations were recorded in connection with the Olfert 11-4 well as well as the working interest in the Texakoma wells. The Company established an additional asset retirement obligation in July 2024, when it commenced drilling the Reddig well in the Hell Creek Crude oil field. At that time, the initial asset retirement obligation asset and related liability were recorded at the net present value totaling $88,883, utilizing the Company’s cash flow estimate based on the assumption a 25-year expected life of the well discounted using a credit-adjusted risk-free interest rate of 4%. When the Reddig well was shut-in, the Company revalued the estimated asset retirement obligation. The revalued asset retirement obligation totaling $121,358, net of depreciation, was written off to impairment expense. The revised asset retirement was calculated utilizing the Company’s updated cash flow estimate assumption of a 2-year expected life of the well, inflation rate of 2.7%, discounted using a credit-adjusted risk-free interest rate of 4%.

The Company’s asset retirement obligation for all wells totaled $285,092 as of both August 31, 2025 and May 31, 2025, as indicated below.

	August 31, 2025	May 31, 2025
Olfert 11-4 well	114,896	114,896
Reddig 11-21 well	127,698	127,698
Texakoma wells (15% net working interest)	42,498	42,498

Total	$285,092	$285,092

NOTE 6 – PAYROLL LIABILITIES

The Company has accrued payroll liabilities to record amounts owed under employee contracts but not paid when due. The Company has been cash constrained for most of its existence and has asked key officers to defer portions of salary until Company cash flows improve or there is a liquidity event. Cash amounts paid are subtracted from contractual obligations and the remaining amounts due are recorded as payroll liabilities. Both the Company’s CEO and CFO have agreed to defer salaries owed under their contracts, and those deferred salaries are recorded as payroll liabilities.

NOTE 7 – DEFERRED WELL DEVELOPMENT COSTS AND DEPOSIT FOR WELL DEVELOPMENT

The Company records investor investments in individual oil wells as a liability, totaling $2,807,698 and $2,799,260 as of August 31, 2025 and May 31, 2025, respectively. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. As well related cash is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split between the investors and the Company. The balance recorded as of August 31, 2025 shows $1,799,260 invested in the Olfert 11-4 well. The Reddig well commenced production during fiscal 2025. Due to uneconomical production, the well was shut in prior to May 31, 2025. As the operator under the participation agreement, the $2,835,500 investment received from investors for the Reddig 11-21 well is offset with related oil and gas assets. In connection with the Reddig well shut in, the Company has reclassified $648,317 from deferred well development costs to convertible debt contributed for net working interest and the related accrued interest. Both Olfert 11-4 and Reddig 11-21 are located in Valley County, Montana.

The Company originally recorded $2,250,000 advanced by accredited investors to West Fork as a Deposit for Well Development. Prior to May 31, 2025, certain West Fork investors were repaid $1,250,000, since the project had not yet been funded in its entirety. As a result of the repayment the remaining West Fork Deposit for Well Development is $1,000,000 as of May 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000, plus interest accrued at an annual rate of 10%. As of May 31, 2025, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

In May 2023 the Company received funds pursuant to a Stock Purchase Agreement with Mr. Robert Adamo, an accredited investor, to purchase 6,062,886 restricted shares of the Company’s common stock, at a purchase price of $0.0441 per share, totaling $267,320. As a result of this investment, Mr. Adamo now holds greater than 5% of the Company’s outstanding shares. Prior to becoming a shareholder, in November 2022, Mr. Adamo also invested $100,000 pursuant to the Secured Convertible Debt under the terms as disclosed in Note 12, and is an investor in the Reddig 11-21 well. Including his original investment and capital calls, Mr. Adamo has invested a total of $510,800 into the Reddig 11-21 well.

As of May 31, 2025, Mr. Adamo, owns approximately 6.7 million shares of the Company’s common stock, comprised of the shares purchase in May 2023 as well as 600,000 shares previously purchased, and holds greater than 5% of the Company’s outstanding shares. On July 22, 2024, Mr. Adamo advanced $50,000 to Lustre, which amount is recorded in accounts payable as of August 31, 2025. The advance transaction is undocumented, but the funds were intended by Mr. Adamo to ensure that Lustre had monies available to secure a SWD well to support drilling activity in the Lustre oil field. The repayment terms are subject to negotiation. Mr. Adamo agreed to using $10,000 of the advance to fund a portion of the Cranston SWD purchase. The remaining funds advanced by Mr. Adamo have been used to satisfy general corporate purposes as of August 31, 2025.

In addition, B&B Oil LLC (“B&B”), for which Mr. Adamo is a principal owner, reimbursed Hell Creek Crude LLC, or HCC, $71,681 for a sonic log that is used for its 3D seismic studies. HCC acquired the information while purchasing seismic data for the Midfork field. During the quarter ending August 31, 2025, B&B requested HCC to establish an office on their behalf. In addition, B&B requested a transformer to be purchased. As a result, HCC recorded a $28,155 receivable from B&B as of August 31, 2025. The full amount has been reimbursed in September 2025.

The Company’s accounts payables include $137,500 for each of our two outside board members who have not been receiving current board stipends.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Company made no option grants in the first quarter of fiscal year 2026, ended August 31, 2025. There were 20,000,000 shares underlying the Company’s option grants, as of August 31, 2025 and May 31, 2025, at a weighted average exercise price of $0.08 per share.

The Company made no option grants in fiscal year 2025.

The Company used the Black-Scholes option pricing model to estimate the fair value of options granted under its stock incentive plan.

Restricted Stock

During the first fiscal quarter of 2026, the Company issued 116,279 shares of common stock to an accredited investor who deposited $50,000 with the Company on September 5, 2024. These shares were issued in June 2025 after the applicable stock purchase agreement was executed.

During the first fiscal quarter of 2025, the Company sold 939,535 shares of common stock to accredited investors at an average price of $0.4524 per share for gross proceeds of $425,000.

There were no finder’s fees related to the sales of the shares. The sale of the shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT - continued

Warrants

During the first fiscal quarter of 2026, the Company issued warrants to purchase 1,189,300 shares of its common stock, at $0.43 per share, associated with the sale of $1,189,300 in principal amount of Subordinated Promissory Notes. The grant date fair value of the issued stock warrants during the quarter ending August 31, 2025 totaled $220,340. The Black Scholes option pricing model was used to estimate the fair value of the warrants granted. The weighted average assumptions used in calculating the estimated fair value included a 3.95% risk free interest rate, a 0% expected dividend yield, a 142% expected volatility and a 2-year expected life. Similarly warrants to purchase 200,000 shares of common stock at a strike price of $0.43 per share were issued with the placement of a $200,000 short-term demand note bearing interest at 12% per annum during the quarter ended May 31, 2025. The grant date fair value of the stock warrants during the year ending May 31, 2025 totaled $21,835. The Black Scholes option pricing model is used to estimate the fair value of warrants granted. The weighted average assumptions used in calculating the estimated fair value included a 4.0% risk free interest rate, a 0% expected dividend yield, a 95.6% expected volatility and a 2 year expected life. See Note 11.

No warrants were issued during the first quarter of fiscal years 2025. At August 31, 2025, the Company had outstanding (i) 1,000,000 warrants to purchase common stock at $0.06 per share, (ii) 260,870 warrants to purchase common stock at $0.23 per share, and (iii) 1,189,300 warrants to purchase common stock at $0.43 per share.

NOTE 11 – NOTES PAYABLE

Secured Convertible Debt Contributed as Consideration for Participation Agreement

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The promissory notes accrued interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and were convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. Effective January 19, 2024, $575,000 in principal amount of notes, and $73,317 of accrued interest, were contributed as part of a Participation Agreement funding the Reddig 11-21 oil well located in the Midfork field in Valley County, Montana. The notes were exchanged for a net working interest in the well, with the caveat that they would be deemed to be reinstated in full in the event the well was completed as a dry hole. In early 2025, the well was completed, became operational, and produced limited amounts of oil. Although the well was not a dry hole, it was uneconomical to operate and was shut in at the end of May 2025. Until final disposition of the well and notes is determined, the Company is reclassifying the notes and accrued interest as debt and accrued interest on the May 31, 2025 and August 31, 2025 Consolidated Balance Sheets. At the quarter ended August 31, 2025, the Company recorded additional interest expense on the notes resulting in accrued interest totaling $91,087.

 Short Term Demand Note

The Company issued a short term note with a principal sum of $200,000 to an accredited investor on May 20, 2025. During the first fiscal quarter of 2026, the Company issued additional similar notes in the principal amount of $1,189,300 with the same terms. The notes bear simple interest on the unpaid principal balance at a rate equal to 12% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the notes until the principal amount and all interest accrued thereon and all other amounts owed hereunder are paid. The unpaid Principal Amount, together with any unpaid accrued interest and all other amounts owed hereunder, shall be due and payable upon written demand by the majority of the note holders at any time after November 21, 2025. In connection with these notes, the Company issued warrants to purchase 1,389,300 shares of its common stock at an exercise price of $0.43. The relative fair value of the warrants, totaling $205,130, was recorded as deferred debt discount and additional paid in capital, which is amortized over the term of the loan.

12% Ten Month Bridge Notes

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $40,250, receiving $35,000 in net cash proceeds, reflecting an original issue discount of $5,250. The bridge note is due February 15, 2026 and is repaid with the first installment of $22,540 due October 15, 2025 and four equal monthly installments of $5,635 starting November 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of August 31, 2025, the Company recorded accrued interest totaling $2,662. Payments of principal and interest are current.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

On February 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $146,160, receiving $120,000 in net cash proceeds. The promissory note had an original issue discount of $20,160. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due December 15, 2026(?) and is repaid with the first installment of $81,849 due August 15, 2025 and four equal monthly installments of $20,462 starting September 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of August 31, 2025, the accrued interest balance is zero. Payments of principal and interest are current.

On December 17, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $64,960, receiving $50,000 in net cash proceeds. The bridge note had an original issue discount of $8,960. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due October 15, 2025 and is repaid with the first installment of $36,377 due June 15, 2025 and four equal monthly installments of $9,094 starting July 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of August 31, 2025, the accrued interest balance is zero. Payments of principal and interest are current.

12% Ten Month Promissory Note

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $82,800, receiving $65,000 in net cash proceeds. The promissory note had an original issue discount of $10,800. In addition, $7,000 of debt issue costs were deducted from the gross proceeds to the Company. The note is due on February 15, 2026 and is repaid in ten equal monthly payments of $9,273.60, commencing on May 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of August 31, 2025, the Company recorded accrued interest totaling $543 and payments of principal and interest are current.

On December 2, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $138,000, receiving $114,000 in net cash proceeds. The promissory note had an original issue discount of $18,000. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The note was due on October 15, 2025, and is repaid in ten equal monthly payments of $15,456 commencing on January 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of August 31, 2025, the Company recorded accrued interest totaling $306 and payments of principal and interest are current.

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note (the “Note”). The Note accrues interest on the outstanding principal sum at the rate of 12.0% per annum, and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June, July and August, 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061. On November 24, 2023, the investor added another $25,000 to the Note bringing the total principal outstanding to $310,061. The note remains outstanding and the Company is paying interest of $3,101 monthly, and is current as of August 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

Secured Promissory Note

The Company issued a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of May 31, 2025 the note is recorded as current and outstanding. Starting on January 1, 2024, the Company is accruing interest at the rate of 18.0% per annum. The accrued interest balance amounted to $295,425 as of August 31, 2025. On July 2, 2025, the Company paid $100,000 to reduce accrued interest on the Secured Note.

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

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek.

Alleghany Notes

Schedule of Notes Payable – Related Party

	August 31,	May 31,
	2025	2025
Total note payable – Alleghany	$617,934	$617,934
Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of August 31, 2025 and May 31, 2025, the Senior Consolidated Note is recorded as current and remains outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

Paycheck Protection Program Loan

Schedule of Paycheck Protection Program

	August 31,	May 31,
	2025	2025
Total PPP Loan	$872,056	$887,430
Less amounts classified as current	61,884	61,729

PPP loan, excluding current portion	$810,172	$825,701

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

No interest or principal is due during the deferral period, although interest will continue to accrue over this period. As of May 31, 2022, interest totaling $15,353 is recorded in accrued interest on the accompanying consolidated balance sheets. After the deferral period and after considering any loan forgiveness applicable to the Note, any remaining principal and accrued interest will be payable in substantially equal monthly installments over the remaining term of the Note.

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

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of August 31, 2025, the Company is current and compliant with the restructured payment plan. As of August 31, 2025 and May 31, 2025, the Company owes $872,056 and $887,430, respectively, regarding the remaining balance on the Second Note.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,225 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of August 31, 2025 and May 31, 2025, respectively, the estimated amounts due to Capex totaling $423,552 and $418,569 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued an Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum. As of August 31, 2025 and May 31, 2025, respectively, the estimated amounts due to Capstar totaling $373,377 and $365,489 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. As of May 31, 2025, the case was settled for the $164,235 balance plus accrued interest of 10% per year and the Company agreed to pay Warren Well $750 per month. As of August 31, 2025 and May 31, 2025, respectively, the estimated amounts due to Warren Well totaling $215,623 and $213,114 have been recorded in accounts payable.

On January 14, 2024 Nine Downhole Technologies, LLC aka Nine Energy Service (“Nine Downhole”) filed a complaint against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment, plus accrued interest until the debt is paid in full. On June 1, 2025, Nine Downhole’s Motion for a summary disposition was granted in the amount of $41,842 together with costs and any post judgment interest until amount is paid in full. As of August 31, 2025, $18,038 has been recorded in accounts payable.

Except as set forth above, the Company is not currently involved in any other legal proceedings, and it is not aware of any other pending or potential legal actions.

Revenue Royalty

In accordance with the Secured Note, the Company agreed to pay the Lender a revenue royalty of 0.5% on consolidated revenue of the Company arising from the direct production of oil and gas. The royalty period extends from June 1, 2022 through May 31, 2027 .

NOTE 13 – SEGMENT INFORMATION

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

NOTE 14 – SUBSEQUENT EVENTS

During the second fiscal quarter of 2026, the Company sold Subordinated Promissory Notes in the total principal amount of $42,850 and warrants to purchase 42,850 shares of its common stock at $0.43 per share.

During the second fiscal quarter of 2026, the Company sold 1,848,837 shares of common stock to accredited investors at an average price of $0.43 per share for gross proceeds of $795,000.

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

Business

We were incorporated under the laws of the State of Delaware on March 31, 2008 under the name of “Laredo Mining, Inc.” As of that date, we had 90,000,000 authorized shares of common stock at $0.0001 par value and 10,000,000 authorized shares of preferred stock at $0.0001 par value. On October 21, 2009 our name was changed to “Laredo Oil, Inc.” During May of 2023, our board of directors voted to increase the authorized shares of our common stock to 120,000,000 shares at $0.0001 par value, which increase was approved by the holders of a majority of the shares of our then outstanding common stock.

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

The original UGD method uses conventional mining processes to establish a drilling chamber underneath an existing oil field, from which closely spaced wellbores are drilled directionally up into the reservoir, using residual radial pressure and gravity to then drain the targeted reservoir through the wellbores. As we gained experience through practical application of the processes involved in oil recovery, we have developed and evaluated variations of the UGD concept. We believe that the UGD method is applicable to mature oil fields that have very specific geological and reservoir characteristics. We have done extensive research and have identified oil fields within the United States and globally that we believe are applicable for UGD recovery methods. Our primary business and focus is now to pursue and recover stranded oil from selected mature fields as necessary funds become available.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Conventional Drilling Operations

Prior to December 31, 2020, while implementing the UGD method projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana. We began drilling an exploratory well in Montana during May 2022. That well, named the Olfert 11-4 well, has not yet been completed or put into production. We are continuing our efforts to complete the Olfert 11-4 well and begin commercial production. We have also developed relationships with Texakoma Exploration and Production, LLC, or Texakoma, and Erehwon Oil & Gas, LLC, or Erehwon, designed to develop our acquired mineral property acreage. We also raised $2,854,000 of which $2,843,938 has been received as of August 31, 2025 from accredited investors pursuant to a participation agreement to fund the development of up to three wells in the Midfork oil field in Montana. We are continually attempting to raise additional funds to develop the other mineral property interests we have purchased. We also have a 50% interest in the Cat Creek oil field, located in Montana. Our various projects and relationships are described in more detail below. Our ability to secure additional funding will determine whether we can achieve any future production for the acreage described above, and if we can secure such financing, the pace of field development.

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

Hell Creek Crude, LLC Midfork Field Production Well

In January 2024, we entered into a Participation Agreement, through our wholly owned subsidiary, Hell Creek Crude, LLC (“HCC”), Erehwon, and various accredited investors. The Participation Agreement provided us with over $2.8 million to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also hold $575,000 in principal amount of our convertible debt, plus accrued interest of $73,317, which indebtedness was included as investments under the Participation Agreement. Until final disposition of the well and notes is determined, the Company is reclassifying the notes and accrued interest as debt and accrued interest on the May 31, 2025 and August 31, 2025 Consolidated Balance Sheets.

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

In December 2024, in lieu of another capital call to the original investors, an additional investor invested $300,000 under the Participation Agreement, sharing ratably with the original investors. The funds were spent on drilling expenses for the well. In the Spring of 2025, another capital call of $150,000 was issued to investors to fund additional perforations and acidizing the well. To date, the well has produced oil, but with accompanying water production that makes it uneconomical to operate. Currently, the well is shut in and being evaluated for additional rework enhancements or alternative uses, such as conversion to a saltwater disposal well.

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

The two test wells were successfully drilled and Texakoma paid 100% of the costs associated with the drilling and completion of the wells. Lustre and Erehwon, jointly, have an undivided 15% working interest, carried through the tanks, in those two wells. In March 2024, Texakoma exercised its option to participate in the development of the remainder of the Lustre Field Prospect. By exercising its option, Texakoma agreed to drill eight additional wells, with Lustre and Erehwon having a 15% working interest carried through the tanks, and to pay Lustre $706,603 over four months, for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. As of August 1, 2024, Texakoma had paid the balance. The working and net revenue interest in any wells drilled subsequent to the first ten wells will be shared by Texakoma and Lustre and Erehwon, jointly, on a 50:50 basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our cash and cash equivalents balance at August 2025 was $416,900. Our total debt outstanding as of August 31, 2025 was $4,312,471, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $872,056 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $810,172 as long-term debt, net of the current portion totaling $61,884, which is classified as a current note payable, (iii) $218,450 short term bridge notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, (vi) a $1,251,871 promissory note, net of deferred debt discount classified as short-term, (vii) a $292,099 note payable due to our Chief Financial Officer, classified as short-term, and (viii) a $575,000 convertible debt contributed for net working interest.

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

We have continued financing our business with a combination of stock sales and issuances of debt securities, as described above. During the quarter ended August 31, 2025, we issued debt securities totaling $1,189,300. During fiscal year 2025, we sold 2,894,490 shares of our common stock to accredited investors at an average price of $0.437 per share for gross proceeds of $1,265,200 of which $50,000 is recorded as an unissued stock subscription. There were no finder’s fees related to the sales of the shares described above. The issued shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

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

Results of Operations

We recognized revenues totaling $1,543 and $6,048, respectively through our interest in oil and gas sales for the three months ended August 31, 2025 and 2024. During the three months ending August 31, 2025 and 2024, we incurred operating expenses of $693,261 and $670,359, respectively. These expenses consisted primarily of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports. In addition, lease operating expenses are included in total operating expenses. The increase in expenses for the three months ending August 31, 2025, as compared to the same period in 2024, is primarily attributable to a $47,000 increase in payroll expenses attributable to two new employees and a $55,000 increase in public relations, offset by a $75,000 decrease in professional fees.

During the quarter ended August 31, 2025, we recognized approximately $16,000 in other income as compared to other income totaling $328,702 related to payments required under the Texakoma Development Agreement during the quarter ended August 31, 2024.

We recognized interest expenses totaling $276,319 and $133,643 during the quarters ended August 31, 2025 and 2024, respectively. The increase in interest expenses is primarily related to interest expense recorded in connection with the amortization of the debt discount on the short term demand notes issued during the fourth quarter ending May 31, 2025 and first quarter ending August 31, 2025.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of August 31, 2025, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. This material weakness resulted in the restatement of the Company’s financial statements for the fiscal year ended August 31, 2024. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

ITEM 4. CONTROLS AND PROCEDURES (Continued)

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See NOTE 12 – COMMITMENTS AND CONTINGENCIES of PART 1, FINANCIAL STATEMENTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first fiscal quarter of 2026, the Company issued 116,279 shares of common stock to an accredited investor who deposited $50,000 with the Company on September 5, 2024. These shares were issued in June 2025 after the applicable stock purchase agreement was executed, and were not registered under the Securities Act as described in NOTE 10, STOCKHOLDER’S EQUITY of PART 1, FINANCIAL STATEMENTS. Proceeds from the sales were used for general corporate purposes and payment of maturing debt.

During the second fiscal quarter of 2026 covered by this report, we sold 1,848,837 shares of common stock for $795,000 at an average price of $0.43 that were not registered under the Securities Act. Proceeds from the sales were used for general corporate purposes and payment of maturing debt.

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

LAREDO OIL, INC.

(Registrant)

Date: October 20, 2025	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 20, 2025	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director