Form 10-Q
period 2025-11-30
Laredo Oil, Inc.
filed 2026-01-20
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2025

Commission File Number 333-153168

Laredo Oil, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2435874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2021 Guadalupe Street, Ste. 260
Austin, Texas 78705
(Address of principal executive offices) (Zip code)

(512) 337-1199
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 77,643,102 shares of common stock issued and outstanding as of January 20, 2026.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2025. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on September 15, 2025. In the opinion of the Company’s management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of November 30, 2025, and the results of its operations for the three-month and six-month periods and cash flows for the six-month periods then ended, have been included. The results of the Company’s operations for the three-month and six-month periods ended November 30, 2025 are not necessarily indicative of the results to be expected for the full year ending May 31, 2026.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	November 30, 2025 (Unaudited)	May 31, 2025
ASSETS

Current Assets
Cash and cash equivalents and restricted cash	$568,831	249,409
Receivables – related party	37,500	-
Prepaid expenses and other current assets	25,671	21,156
Assets of discontinued operations	-	27,958
Total Current Assets	632,002	298,523

Property and Equipment
Oil and gas acquisition and drilling costs	968,376	1,001,209
Property and equipment, net	94,229	108,286
Total Property and Equipment, net	1,062,605	1,109,495

Other assets	10,000	30,000
Non-current assets of discontinued operations	-	10,000

TOTAL ASSETS	$1,704,607	1,448,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,132,055	2,027,487
Accounts payable – related party	325,000	402,344
Accrued payroll liabilities	4,008,043	3,752,527
Accrued interest	760,579	656,460
Deferred well development costs	2,649,260	2,799,260
Convertible debt contributed for net working interest	575,000	575,000
Bridge securities, net of debt discount	59,030	352,478
Promissory note, net of debt discount	1,475,000	181,349
Revolving note	1,060,061	1,060,061
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	62,038	61,729
Liabilities of discontinued operations	-	130,812
Total Current Liabilities	14,016,099	12,909,540

Asset retirement obligation	157,394	157,394
Long-term note, net of current portion	794,604	825,701
Liabilities of discontinued operations	-	127,698
Total Noncurrent Liabilities	951,998	1,110,793

TOTAL LIABILITIES	14,968,097	14,020,333

Commitments and Contingencies (Note 14)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 and 120,000,000 shares authorized; 77,352,405 and 74,771,476 issued and outstanding as of November 30, 2025 and May 31, 2025, respectively	7,735	7,477
Additional paid in capital	16,897,332	13,275,577
Subscription paid in advance	-	50,000
Accumulated deficit	(30,168,557)	(25,905,369)

Total Stockholders’ Deficit	(13,263,490)	(12,572,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,704,607	1,448,018

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024	Six Months Ended November 30, 2025	Six Months Ended November 30, 2024
Revenue	$1,598	$1,640	$3,141	$7,688

Direct costs	-	-	-	-

Gross profit (loss)	1,598	1,640	3,141	7,688

Lease operating expense	25,039	67,756	29,735	77,042
General, selling and administrative expenses	2,626,252	452,967	3,183,319	912,552
Consulting and professional services	282,181	182,671	399,743	379,525
Impairment expense	32,833	-	32,833	-
Total Operating Expense	2,966,305	703,394	3,645,630	1,369,119

Operating income (loss)	(2,964,707)	(701,754)	(3,642,489)	(1,361,431)

Other income/(expense)
Other non-operating income	-	291	15,963	328,993
Gain on sale of assets	-	-	-	-
Income from employee retention credit	-	-	-	-
Equity method income (loss)	-	-	-	-
Interest expense	(308,160)	(104,941)	(584,322)	(239,151)

Net loss from continuing operations	$(3,272,867)	$(806,404)	$(4,210,848)	$(1,271,589)

Net loss from discontinued operations	(38,247)	(9,316)	(52,340)	(13,383)

Net loss	$(3,311,114)	$(815,720)	$(4,263,188)	$(1,284,972)

Net loss per share
Loss per share from continuing operations, basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.02)
Loss per share from discontinued operations, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share, basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	76,091,000	73,572,974	75,478,465	72,968,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the three and six months ended November 30, 2025

					Additional	Subscription		Total
	Common Stock		Preferred Stock		Paid	Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	In Advance	Deficit	Deficit
Balance as of May 31, 2025	74,771,476	$7,477	-	-	$13,275,577	$50,000	$(25,905,369)	$(12,572,315)

Sale and issuance of common stock	116,279	12	-	-	49,988	(50,000)	-	-

Issuance of warrants	-	-	-	-	185,445	-	-	185,445
Net Loss	-	-	-	-	-	-	(952,074)	(952,074)

Balance as of August 31, 2025	74,887,755	$7,489	-	-	$13,511,010	$-	$(26,857,443)	$(13,338,944)

Sale and issuance of common stock	2,464,650	246	-	-	1,059,554	-	-	1,059,800

Stock based compensation	-	-	-	-	2,034,605	-	-	2,034,605

Issuance of warrants	-	-	-	-	19,271	-	-	19,271

Sale of interest in Hell Creek Crude LLC	-	-	-	-	272,892	-	-	272,892

Net Loss	-	-	-	-	-	-	(3,311,114)	(3,311,114)

Balance as of November 30, 2025	77,352,405	$7,735	-	-	$16,897,332	$-	$(30,168,557)	$(13,263,490)

For the three and six months ended November 30, 2024

					Additional	Subscription		Total
	Common Stock		Preferred Stock		Paid	Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	In Advance	Deficit	Deficit
Balance as of May 31, 2024	71,993,265	$7,199	-	-	$11,530,169	$-	$(22,723,495)	$(11,186,127)

Sale and issuance of common stock	939,535	94	-	-	424,906	-	-	425,000

Net Loss	-	-	-	-	-	-	(469,252)	(469,252)

Balance as of August 31, 2024	72,932,800	$7,293	-	-	$11,955,075	$-	$(23,192,747)	$(11,230,379)

Sale and issuance of common stock	988,372	99	-	-	424,901	110,200	-	535,200

Net Loss	-	-	-	-	-	-	(815,720)	(815,720)

Balance as of November 30, 2024	73,921,172	$7,392	-	-	$12,379,976	$110,200	$(24,008,467)	$(11,510,899)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	November 30, 2025	November 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(4,210,848)	$(1,271,589)
Net loss from discontinued operations	(52,340)	(13,383)
Net loss	(4,263,188)	(1,284,972)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Stock based compensation expense	2,034,605	-
Depreciation expense	13,754	13,606
Accretion expense	-	-
Impairment of long-term assets	32,833	-
Amortization of debt discount	266,302	37,755
Loss on disposal of assets	303	-
Change in operating assets and liabilities
Receivables	-	8,346
Prepaid expenses and other current assets	(4,515)	(17,017)
Bond	20,000	-
Accounts payable and accrued liabilities	27,224	105,309
Accrued payroll	255,516	338,279
Accrued interest	104,119	99,835
NET CASH USED IN OPERATING ACTIVITIES	(1,513,047)	(698,859)

CASH FLOWS USED IN INVESTING ACTIVITIES

Cash paid for acquisition of oil and gas assets	-	(6,762)

NET CASH USED IN INVESTING ACTIVITIES	-	(6,762)

Proceeds from sale of common stock	1,059,800	910,200
Repayment of convertible debt	-	(119,706)
Proceeds from promissory notes	1,275,000	-
Repayment of bridge notes	(336,383)	(109,285)
Proceeds from prefunded drilling costs	-	-
Repayment of prefunded drilling costs	(150,000)	-
Proceeds from well development deposit	-	1,875,000
PPP loan repayments	(30,788)	(33,816)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,817,629	2,522,393

Net increase/(decrease) in cash and cash equivalents from continuing operations	304,582	1,816,772

Net cash provided by/(used in) discontinued operations
Cash provided by operating activities	14,840	(11,556)
Cash used in investing activities	-	(2,192,970)
Cash used in financing activities	-	281,500
Net cash provided by/(used in) discontinued operations	14,840	(1,923,026)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	249,409	1,990,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$568,831	$1,883,935

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$-	$91,511
Gain on sale of membership interest in HCC – related party	$272,892	$-
Initial HCC asset retirement obligation asset and liability	$-	$88,883
Relative fair value of warrants granted with debt	$204,716	$-
Issuance of common stock in exchange for stock payable	$50,000	$-
Common stock issued in exchange for note payable	$-	$50,000
Interest paid	$163,683	$45,831

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

On December 31, 2020, the Company entered into a Securities Purchase Agreement with Alleghany. Under that agreement, the Company purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, the Company paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of the Company’s future revenues and net profits from its oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is a wholly owned subsidiary of the Company, and is not conducting any ongoing operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS - continued

Prior to purchasing the shares of SORC, while implementing underground gravity drainage, or UGD, projects for Allegheny, the Company gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, the Company identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana in the Lustre and Midfork fields and the West Fork area. To develop the Company’s acquired mineral property acreage, the Company maintains relationships with several organizations and investment groups, including the following entities: (1) Olfert 11-4 Holdings, LLC, (2) Texakoma Exploration and Production, LLC, or Texakoma, (3) Erehwon Oil & Gas, LLC, or Erehwon, (4) B&B Oil, LLC which acquired owns Hell Creek Crude LLC, or HCC on November 15, 2025, and (5) accredited investors who have invested in its subsidiary, West Fork Resources, LLC, or WFR. As of November 30, 2025, the Company has drilled five conventional wells in the Lustre and Midfork fields. None of these wells have been economically successful due primarily to encountering excess water. The Company’s exploratory drilling in the project located in the West Fork area with WFR is ongoing. The Company is continually attempting to raise additional funds to develop its other mineral property interests it has purchased in the area. The Company’s ability to secure additional funding will determine whether it can achieve any future production for the acreage, and if it can secure such financing, the pace of field development.

The Company formed a Texas registered entity on November 19, 2025, named Laredo Mex, LLC, to manage any future operations located in Mexico. To date, no transactions have been incurred by this entity. The Company also has a 50% interest in the Cat Creek oil field, located west of the Company’s mineral rights described above.

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

The Company’s management has undertaken steps as part of a plan to improve operations with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to (a) controlling overhead and expenses; (b) raising equity funds for general corporate purposes; and (c) raising funds through notes payable and convertible debt to expand and fund property acquisitions exploration and development as well as maintaining operations. The Company has worked to attract and retain key personnel with significant experience in the industry while still controlling costs by having several of its experienced personnel cover a wider range of responsibilities to manage the Company’s headcount. There can be no assurance that the Company can successfully accomplish these steps and it is uncertain that the Company will achieve a profitable level of operations and obtain additional financing. There can be no assurance that any additional financing will be available to the Company on satisfactory terms and conditions, if at all.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three-month and six month periods ended November 30, 2025 and 2024, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of November 30, 2025 and May 31, 2025. At times, the Company maintains cash balances deposited at its financial institutions that exceed FDIC insured limits.

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

Also included in the Company’s restricted cash is $33,845 of investments received from accredited investors in our wholly-owned subsidiary, West Fork Resources, LLC (“West Fork”), which was formed to develop and find oil reserves in portions of over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. Due to the length of time the Company experienced raising funds, some investors received a refund of $1.1 million of their invested amounts. The Company has used the remaining invested funds, totaling $750,000, to initiate the West Fork well-development project. We record payments made from these funds as Oil and Gas Acquisition Costs.

The following table provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the same amounts shown in the statement of cash flows.

	November 30, 2025	May 31, 2025
Cash and cash equivalents	$534,986	$63,294
Restricted cash	33,845	186,115
	$568,831	$249,409

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

The depreciation recorded by the Company for the six months ended November 30, 2025 and November 30, 2024 was $13,754 and $13,606, respectively.

	November 30,	May 31,
	2025	2025
Vehicles and equipment	$193,463	$193,766
Less: Accumulated depreciation	99,234	85,480

Property and equipment, net	$94,229	$108,286

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES - continued

The Company has recorded oil and gas acquisition and drilling costs totaling $968,376 and $1,001,209 as of November 30, 2025 and May 31, 2025, respectively.

	November 30,	May 31,
	2025	2025
Intangible and tangible drilling costs	$762,404	$762,404
Lease acquisition costs	205,972	238,805

Oil and gas acquisition and drilling costs	$968,376	$1,001,209

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

As of May 31, 2024 the Company’s asset retirement obligations were recorded in connection with the Olfert 11-4 well as well as the working interest in the Texakoma wells. The Company established an additional asset retirement obligation in July 2024, when it commenced drilling the Reddig well in the Hell Creek Crude oil field. At that time, the initial asset retirement obligation asset and related liability were recorded at the net present value totaling $88,883, utilizing the Company’s cash flow estimate based on the assumption a 25-year expected life of the well discounted using a credit-adjusted risk-free interest rate of 4%. When the Reddig well was shut-in, the Company revalued the estimated asset retirement obligation. The revalued asset retirement obligation totaling $127,698, net of depreciation, was written off to impairment expense. The revised asset retirement was calculated utilizing the Company’s updated cash flow estimate assumption of a 2-year expected life of the well, inflation rate of 2.7%, discounted using a credit-adjusted risk-free interest rate of 4%. The asset retirement obligation for HCC was assumed by B&B Oil in the membership sale transaction.

The Company’s asset retirement obligation for all wells totaled $157,394 as of both November 30, 2025 and May 31, 2025. The asset retirement obligation for HCC well totaling $127,698 is included in the liabilities of discontinued operations as of May 31, 2025.

	November 30, 2025	May 31, 2025
Olfert 11-4 well	114,896	114,896
Reddig 11-21 well, discontinued operations	-	-
Texakoma wells (15% net working interest)	42,498	42,498

Total	$157,394	$157,394

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

NOTE 7 – DEFERRED WELL DEVELOPMENT COSTS AND DEPOSIT FOR WELL DEVELOPMENT

The Company records investor investments in individual oil wells as a liability, totaling $2,649,260 and $2,799,260 as of November 30, 2025 and May 31, 2025, respectively. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. As well related cash is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split between the investors and the Company. The balance recorded as of November 30, 2025 shows $1,799,260 invested in the Olfert 11-4 well. The Reddig well commenced production during fiscal 2025. Due to uneconomical production, the well was shut in prior to May 31, 2025. As the operator under the participation agreement, the $2,835,500 investment received from investors for the Reddig 11-21 well is offset with related oil and gas assets. In connection with the Reddig well shut in, the Company has reclassified $648,317 from deferred well development costs to convertible debt contributed for net working interest and the related accrued interest. Both Olfert 11-4 and Reddig 11-21 are located in Valley County, Montana. On November 15, 2025, Hell Creek Crude LLC, the operator of Reddig 11-21, was purchased by B&B Oil, LLC and recorded as discontinued operations.

The Company originally recorded $2,250,000 advanced by accredited investors to West Fork as a Deposit for Well Development. Prior to November 30, 2025, certain West Fork investors were repaid $1,400,000, since the project had not yet been funded in its entirety. As a result of the repayment the remaining West Fork Deposit for Well Development is $850,000 as of November 30, 2025.

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000, plus interest accrued at an annual rate of 10%. As of November 30, 2025, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

In October 2025, Amalfi Investment Services LLLP, owned by Mr. Robert Adamo, an accredited investor, purchased 1,500,000 restricted shares of the Company’s common stock at a purchase price of $0.43 per share totaling $645,000. In May 2023 the Company received funds pursuant to a Stock Purchase Agreement with Mr. Adamo to purchase 6,062,886 restricted shares of the Company’s common stock, at a purchase price of $0.0441 per share, totaling $267,320. As a result of these investments, Mr. Adamo now holds greater than 10% of the Company’s outstanding shares. Prior to becoming a shareholder, in November 2022, Mr. Adamo invested $100,000 pursuant to the Secured Convertible Debt under the terms as disclosed in Note 12 and is an investor in the Reddig 11-21 well. Including his original investment and capital calls, Mr. Adamo has invested a total of $510,800 into the Reddig 11-21 well.

On November 15, 2025, B&B Oil acquired 100% of the membership interest of Hell Creek Crude, LLC, or HCC, from Laredo for consideration of 50% of future distributions to B&B Oil. The transaction is recorded in discontinued operations, the net liabilities totaling $272,892 have been eliminated and recorded in additional paid in capital.

As of November 30, 2025, Mr. Adamo, owns approximately 8.2 million shares of the Company’s common stock, comprised of the shares purchased in October 2025 and in May 2023 as well as 600,000 shares previously purchased, and holds greater than 10% of the Company’s outstanding shares. On July 22, 2024, Mr. Adamo advanced $50,000 to Lustre, which amount is recorded in accounts payable as of November 30, 2025. The advance transaction is undocumented but expected to be repaid. The repayment terms are subject to negotiation. Mr. Adamo agreed to using $10,000 of the advance to fund a portion of the Cranston SWD purchase. The remaining funds advanced by Mr. Adamo have been used to satisfy general corporate purposes as of November 30, 2025.

In addition, B&B Oil LLC (“B&B”), for which Mr. Adamo is a principal owner, reimbursed HCC $71,681 for a sonic log that is used for its 3D seismic studies. HCC acquired the information while purchasing seismic data for the Midfork field. During the six-months ending November 30, 2025, B&B requested HCC to establish an office on their behalf. In addition, B&B requested a transformer to be purchased. As a result, HCC received reimbursements for these activities during the six months ending November 2025.

The Company’s accounts payables include $137,500 for each of our two outside board members who receive quarterly board stipends.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Company granted options for the purchase of 9,725,000 shares of the Company’s common stock at a price of $0.28 per share during the second quarter of fiscal year 2026. Options to purchase common stock totaling 7,475,000 vested immediately on the grant date, options to purchase 1,000,000 shares of common stock vest monthly over three years and the final 1,250,000 options to purchase shares of common stock contingently vest upon achieving certain requirements. There were 20,000,000 shares underlying the Company’s outstanding options granted during fiscal year ending May 31, 2023,at a weighted average exercise price of $0.061 per share.

The Company made no option grants in fiscal year 2025.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The fair value of the stock option grants, as of the respective grant date, during the quarter ending November 30, 2025 amounted to approximately $2,640,772. The weighted average assumptions used in calculating these values were based on the following:

2025
Risk-free interest rate	3.62%
Expected dividend yield	0%
Expected volatility	189.1%
Expected life of options	5.1 years

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 – STOCKHOLDERS’ DEFICIT - continued

The Company recorded share-based compensation for stock option grants totaling $2,034,605 in general, selling and administrative expense during the quarter and six-months ended November 30, 2025.

Restricted Stock

During the second fiscal quarter of 2026, the Company issued 2,464,650 shares of common stock to accredited investors at $0.43 per share who deposited $1,059,800 with the Company.

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

Warrants

During the second fiscal quarter of 2026, the Company issued warrants to purchase 85,700 shares of its common stock at $0.43 per share, associated with the sale of $85,700 in principal amount of Subordinated Promissory Notes The grant date fair value of the issued stock warrants issued during the quarter ending November 30, 2025 totaled $25,034. The Black Scholes option pricing model was used to estimate the fair value of the warrants granted. The weighted average assumptions used in calculating the estimated fair value included a 3.54% risk free interest rate, a 0% expected dividend yield, a 129% expected volatility and a 2-year expected life.

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

No warrants were issued during the first half of fiscal year 2025.

At the end of the second fiscal quarter of 2026 ending November 30, 2025, the Company had outstanding (i) 1,000,000 warrants to purchase common stock at $0.06 per share, (ii) 260,870 warrants to purchase common stock at $0.23 per share, and (iii) 1,475,000 warrants to purchase common stock at $0.43 per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE

Secured Convertible Debt Contributed as Consideration for Participation Agreement

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The promissory notes accrued interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and were convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. Effective January 19, 2024, $575,000 in principal amount of notes, and $73,317 of accrued interest, were contributed as part of a Participation Agreement funding the Reddig 11-21 oil well located in the Midfork field in Valley County, Montana. The notes were exchanged for a net working interest in the well, with the caveat that they would be deemed to be reinstated in full in the event the well was completed as a dry hole. In early 2025, the well was completed, became operational, and produced limited amounts of oil. Although the well was not a dry hole, it was uneconomical to operate and was shut in at the end of May 2025. Until final disposition of the well and notes is determined, the Company is reclassifying the notes and accrued interest as debt and accrued interest on the May 31, 2025 and November 30, 2025 Consolidated Balance Sheets. At the quarter ended November 30, 2025, the Company recorded additional interest expense on the notes resulting in accrued interest totaling $108,289.

12% Short Term Demand Notes

The Company issued a short term note with a principal sum of $200,000 to an accredited investor on May 20, 2025. During the second and first fiscal quarters of 2026, the Company issued additional similar notes in the principal amount of $85,700 and $1,189,300, respectively, with the same terms. The notes bear simple interest on the unpaid principal balance at a rate equal to 12% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the notes until the principal amount and all interest accrued thereon and all other amounts owed hereunder are paid. The unpaid Principal Amount, together with any unpaid accrued interest and all other amounts owed hereunder, shall be due and payable upon written demand by the majority of the note holders at any time after November 21, 2025. In connection with these notes, the Company issued warrants to purchase 1,475,000 shares of its common stock at an exercise price of $0.43. The relative fair value of the warrants, totaling $224,402, was recorded as deferred debt discount and additional paid in capital, which is amortized over the term of the loan.

12% Ten Month Bridge Notes

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $40,250, receiving $35,000 in net cash proceeds, reflecting an original issue discount of $5,250. The bridge note is due February 15, 2026 and is repaid with the first installment of $22,540 due October 15, 2025 and four equal monthly installments of $5,635 starting November 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of November 30, 2025, the Company recorded accrued interest totaling $0. Payments of principal and interest are current.

On February 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $146,160, receiving $120,000 in net cash proceeds. The promissory note had an original issue discount of $20,160. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due December 15, 2025 and is repaid with the first installment of $81,849 due August 15, 2025 and four equal monthly installments of $20,462 starting September 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of November 30, 2025, the accrued interest balance is zero. Payments of principal and interest are current.

On December 17, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $64,960, receiving $50,000 in net cash proceeds. The bridge note had an original issue discount of $8,960. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due October 15, 2025 and is repaid with the first installment of $36,377 due June 15, 2025 and four equal monthly installments of $9,094 starting July 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of November 30, 2025, the accrued interest balance is zero. Payments of principal and interest are current.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

12% Ten Month Promissory Note

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $82,800, receiving $65,000 in net cash proceeds. The promissory note had an original issue discount of $10,800. In addition, $7,000 of debt issue costs were deducted from the gross proceeds to the Company. The note is due on February 15, 2026 and is repaid in ten equal monthly payments of $9,273.60, commencing on May 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of November 30, 2025, the Company recorded accrued interest totaling $0 and payments of principal and interest are current.

On December 2, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $138,000, receiving $114,000 in net cash proceeds. The promissory note had an original issue discount of $18,000. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The note was due on October 15, 2025, and is repaid in ten equal monthly payments of $15,456 commencing on January 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of November 30, 2025, the Company recorded accrued interest totaling $0 and payments of principal and interest are current.

10% Secured Promissory Demand Note

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000, plus interest accrued at an annual rate of 10%. As of November 30, 2025, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note (the “Note”). The Note accrues interest on the outstanding principal sum at the rate of 12.0% per annum, and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June, July and August, 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061. On November 24, 2023, the investor added another $25,000 to the Note bringing the total principal outstanding to $310,061. The note remains outstanding and the Company is paying interest of $3,101 monthly and is current as of November 30, 2025.

Secured Promissory Note

The Company issued a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of May 31, 2025 the note is recorded as current and outstanding. Starting on January 1, 2024, the Company is accruing interest at the rate of 18.0% per annum. The accrued interest balance amounted to $329,082 as of November 30, 2025. On July 2, 2025, the Company paid $100,000 to reduce accrued interest on the Secured Note.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

Alleghany Notes

Schedule of Notes Payable – Related Party

	November 30,	May 31,
	2025	2025
Total note payable – Alleghany	$617,934	$617,934
Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of November 30, 2025 and May 31, 2025, the Senior Consolidated Note is recorded as current and remains outstanding.

Paycheck Protection Program Loan

Schedule of Paycheck Protection Program

	November 30,	May 31,
	2025	2025
Total PPP Loan	$856,642	$887,430
Less amounts classified as current	62,038	61,729

PPP loan, excluding current portion	$794,604	$825,701

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

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of November 30, 2025, the Company is current and compliant with the restructured payment plan. As of November 30, 2025 and May 31, 2025, the Company owes $856,642 and $887,430, respectively, regarding the remaining balance on the Second Note.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,225 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of November 30, 2025 and May 31, 2025, respectively, the estimated amounts due to Capex totaling $423,152 and $418,569 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued an Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum. As of November 30, 2025 and May 31, 2025, respectively, the estimated amounts due to Capstar totaling $355,026 and $365,489 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. As of May 31, 2025, the case was settled for the $164,235 balance plus accrued interest of 10% per year and the Company agreed to pay Warren Well $750 per month. As of November 30, 2025 and May 31, 2025, respectively, the estimated amounts due to Warren Well totaling $219,582 and $213,114 have been recorded in accounts payable.

On January 14, 2024 Nine Downhole Technologies, LLC aka Nine Energy Service (“Nine Downhole”) filed a complaint against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment, plus accrued interest until the debt is paid in full. On June 1, 2025, Nine Downhole’s Motion for a summary disposition was granted in the amount of $41,842 together with costs and any post judgment interest until amount is paid in full. As of November 30, 2025, $43,182 has been recorded in accounts payable.

Except as set forth above, the Company is not currently involved in any other legal proceedings, and it is not aware of any other pending or potential legal actions.

Revenue Royalty

In accordance with the Secured Note described above, the Company agreed to pay the Lender a revenue royalty of 0.5% on consolidated revenue of the Company arising from the direct production of oil and gas. The royalty period extends from June 1, 2022 through May 31, 2027.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – DISCONTINUED OPERATIONS

On November 15, 2025, B&B Oil acquired 100% of the membership interest of Hell Creek Crude, LLC, or HCC, from Laredo for consideration of 50% of future distributions to B&B Oil. The transaction is recorded in discontinued operations, the net liabilities totaling $272,892 have been eliminated and recorded in additional paid in capital.

The assets and liabilities associated with discontinued operations were as follows for November 30, 2025, and May 31, 2025:

	November 30, 2025 (Unaudited)	May 31, 2025
ASSETS OF DISCONTINUED OPERATIONS

Current Assets of Discontinued Operations
Cash and cash equivalents and restricted cash	$-	$27,958
Total Current Assets of Discontinued Operations	-	27,958

Other assets	-	10,000

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$37,958

LIABILITIES OF DISCONTINUED OPERATIONS
Current Liabilities of Discontinued Operations
Accounts payable	$-	$130,812
Total Current Liabilities of Discontinued Operations	-	130,812

Asset retirement obligation	$-	$127,698
Total Noncurrent Liabilities of Discontinued Operations	$-	127,698

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$-	$258,510

The following table summarizes the Company’s loss from discontinued operations for the six and three months ended November 30, 2025 and 2024 (and the year ended May 31, 2025):

	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024	Six Months Ended November 30, 2025	Six Months Ended November 30, 2024
Revenue	$-	$-	$-	$-

Direct costs	-	-	-	-

Gross profit (loss)	-	-	-	-

Lease operating expense	30,130	-	35,326
General, selling and administrative expenses	3,117	9,348	7,857	13,982
Consulting and professional services	5,000	-	9,000	-
Total Operating Expense from Discontinued Operations	38,247	9,348	52,183	13,982

Operating loss from discontinued operations	(38,247)	(9,348)	(52,183)	(13,982)

Other income/(expense)
Interest expense	-	32	(157)	599

Net loss from discontinued operations	$(38,247)	$(9,316)	$(52,340)	$(13,383)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – SEGMENT INFORMATION

The Company operates as a single reporting segment engaged in acquisition and exploration efforts to find and develop oil reserves. The Chief Operating Decision Makers are the Company’s Chief Executive Officer and its Chief Financial Officer, who together (the “CODM”) evaluate company performance based on the consolidated financial statements prepared in accordance with GAAP included herein.

The CODM conducts quarterly financial reviews focusing on the Consolidated Statement of Operations, Balance Sheets and Statements of Cash Flows of this report. Investment decisions, including the selection of leased mineral rights acreage and development, are made based on expected return on investment.

NOTE 15 – SUBSEQUENT EVENTS

During December 2025, the Company sold 290,697 shares of common stock to an accredited investor at an average price of $0.43 per share for gross proceeds of $125,000.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

After working with Alleghany for nearly 10 years, on December 31, 2020, we entered into a Securities Purchase Agreement with them. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is a wholly owned subsidiary of Laredo and is not conducting any ongoing operations. All intellectual property generated by SORC prior to December 31, 2020 transferred with the stock purchase.

Prior to purchasing the shares of SORC, while implementing UGD projects for Allegheny, we gained specialized know-how, intellectual property and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, in calendar years 2020 through 2022, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana in the Lustre and Midfork fields, the West Fork area, and a 50% interest in the Cat Creek field. To develop our acquired mineral property acreage, we maintain relationships with several organizations and investment groups, including the following entities: (1) Olfert 11-4 Holdings, LLC, (2) Texakoma Exploration and Production, LLC, or Texakoma, (3) Erehwon Oil & Gas, LLC, or Erehwon, (4) B&B Oil, LLC, or B&B, which owns Hell Creek Crude LLC, or HCC, and (5) accredited investors who have invested in its subsidiary, West Fork Resources, LLC, or WFR.

During fiscal 2026, we have focused our efforts on developing our UGD business model which requires substantial investment to acquire access to, and to develop oil and gas properties for production. We also continued to develop our mineral rights through conventional drilling. Our various operational areas and relationships are discussed in more detail below.

Underground Gravity Drainage (UGD)

During fiscal year 2026, the environment and interest for UGD has increased, driven by the continued production decline of older depressurized oil fields. We are actively pursuing UGD international opportunities in Mexico, the Middle East and Northern Africa region (“MENA”), Romania, Albania and Azerbaijan by engaging in conversations with government officials who have responsibility for domestic oil production. In the second fiscal quarter ending November 30, 2025, we made several trips to Mexico and formed a Texas registered entity named Laredo Mex, LLC, or LarMex, to manage any future UGD operations located there. No agreements have been consummated as of the filing date of this report. Discussions are ongoing.

Domestically in the United States, we are in the process of raising funds to develop possible oil fields in Texas that are compatible with the UGD oil recovery method. There is no assurance that we will be successful in our efforts.

Conventional Drilling Operations

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

Hell Creek Crude, LLC Midfork Field Production Well

In January 2024, we entered into a Participation Agreement, through our wholly owned subsidiary, Hell Creek Crude, LLC (“HCC”), Erehwon, and various accredited investors. The Participation Agreement provided us with over $2.8 million to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also held $575,000 in principal amount of our convertible debt, plus accrued interest of $73,317, which indebtedness was included as investments under the Participation Agreement. Until final disposition of the well and notes is determined, the Company reclassified the notes and accrued interest as debt and accrued interest on the May 31, 2025 and November 30, 2025 Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Drilling of the development well was completed in the Spring of 2025. After additional perforations and acidizing the well were performed, the well produced limited oil accompanied with water levels that makes it uneconomical to operate and was shut in.

In November, B&B Oil, LLC purchased 100% of the HCC membership units from us for consideration of a carried interest sharing 50% of any future distributions to B&B. As of November 15, 2025, we have no controlling interest or liabilities associated with HCC.

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

The well was drilled in the first half of calendar 2023 and encountered excessive amounts of salt water. Although we still are working to put the well into production, it has been three years since the well was shut-in pending gaining access to a proximate salt-water disposal well making the well economically viable. Although the asset carrying value of the well has been reduced to zero, we will continue to evaluate the well with the plan to bring it into production if economical.

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

Under the Development Agreement, three wells were successfully drilled and Texakoma paid 100% of the costs associated with the drilling and completion of the wells. Lustre and Erehwon, jointly, have an undivided 15% working interest, carried through the tanks, in the wells. In March 2024, Texakoma exercised its option to participate in the development of the remainder of the Lustre Field Prospect. By exercising its option, Texakoma agreed to drill eight additional wells, with Lustre and Erehwon having a 15% working interest carried through the tanks, and paid Lustre $706,603 for an 85% leasehold interest in the next eight drill sites and a 50% leasehold interest in the balance of the Lustre Field Prospect acreage. As of August 1, 2024, Texakoma had paid the balance. The working and net revenue interest in any future wells drilled subsequent to the first ten wells will be shared by Texakoma and Lustre and Erehwon, jointly, on a 50:50 basis.

As of November 30, 2025, the oil levels from the three drilled wells were not sufficient to maintain operation and the wells have been shut in pending evaluation and possibly more perforations. Development of the additional eight wells is paused evaluating oil prices and additional field information.

Additional Acreage North of the Fort Peck Reservation

We are in the process of evaluating alternatives to continuing the original plan to raise $7.5 million to drill three exploratory wells by selling units of West Fork Resources, LLC. The purpose of the original plan is to prove up portions of our over 21,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. Preliminary development operations such as acquiring seismic data, site selection, and permitting are in process, as $750,000 of the $2.25 million funds initially raised elected to commence drilling operations during fiscal year 2025. Upon request, the remaining $1.5 million was returned to the investors. We continue to keep open the $7.5 million project started in December 2024 while we seek other funding sources and alternatives as to how to develop the field.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Our cash and cash equivalents balance at November 30, 2025 was $568,831. Our total debt outstanding as of November 30, 2025 was $4,935,766, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $856,642 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $794,604 as long-term debt, net of the current portion totaling $62,038, which is classified as a current note payable, (iii) $59,030 short term bridge notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable due to Cali Fields LLC, classified as short-term, (vi) a $1,475,000 promissory note, net of deferred debt discount classified as short-term, (vii) a $292,099 note payable due to our Chief Financial Officer, classified as short-term, and (viii) a $575,000 convertible debt contributed for net working interest.

As of May 31, 2025, our cash and cash equivalents and restricted cash balance was $249,409. Our total debt outstanding as of May 31, 2025 was $3,966,351, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $887,430 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $825,701 as long-term debt, net of the current portion totaling $61,729, which is classified as a current note payable, (iii) $352,478 short term bridge notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable to Cali Fields LLC, classified as short-term, (vi) a $181,349 promissory note, net of deferred debt discount classified as short-term, (vii) a $292,099 note payable due to our Chief Financial Officer, classified as short-term and (viii) $575,000 convertible debt contributed for net working interest.

We have continued financing our business with a combination of stock sales and issuances of debt securities, as described above. During the six-months ending November 30, 2025, we sold 2,464,650 shares of our common stock to accredited investors raising $1,059,800, and we issued debt securities totaling $1,275,000. During fiscal year 2025, we sold 2,894,490 shares of our common stock to accredited investors at an average price of $0.437 per share for gross proceeds of $1,265,200 of which $50,000 is recorded as an unissued stock subscription. There were no finder’s fees related to the sales of the shares described above. The issued shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

During fiscal year 2025, we saw increased interest from multiple investors/funds and oil field ownership interests in our UGD methods, both nationally and internationally, which interest has continued during the first half of fiscal year 2026. We believe this interest is due to a change in the climate for U.S. based energy projects. We believe that this change in the financial markets has made it easier for us to raise equity-related funds, and we expect this to continue for the foreseeable future. Additional funds will need to be raised either from investors or operations in order to maintain current operations for the next twelve months.

Results of Operations

We recognized revenues totaling $3,141 and $7,688, respectively through our interest in oil and gas sales for the six months ending November 30, 2025 and 2024. During the six months ending November 30, 2025 and 2024, we incurred operating expenses from continuing operations of $3,645,630 and $1,369,119, respectively. These expenses consisted primarily of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports. In addition, lease operating expenses are included in total operating expenses. The increase in expenses for the six months ending November 30, 2025, as compared to the same period in 2024, is primarily attributable to a $2.0 million expense related to stock option grants. There were no stock options granted during the same period in 2024. The remaining increase in expenses for the six months ending November 30, 2025, as compared to the same period in 2024, is primarily attributable to $27,000 increase in public relations, $91,000 increase in payroll expenses attributable to two new employees and $43,000 increase in travel expenses related to new potential opportunities.

During the six months ended November 30, 2025, we recognized approximately $16,000 in other income as compared to other income totaling $328,993 related to payments required under the Texakoma Development Agreement during the quarter ended November 30, 2024.

We recognized interest expenses totaling $584,479 and $238,552 during the six months ended November 30, 2025 and 2024, respectively. The increase in interest expenses is primarily related to interest expense recorded in connection with the amortization of the debt discount on the short-term demand notes issued during the fourth quarter ending May 31, 2025 and six months ending November 30, 2025.

In connection with the sale of HCC, we recorded a loss from discontinued operations totaling $52,340 and $13,383 for six months ending November 30, 2025 and 2024, respectively.

During the three months ending November 30, 2025 and 2024, respectively, the Company recognized $1,598 and $1,640 of revenue from one of the three Texakoma wells being put into production.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the three months ending November 30, 2025 and 2024, we incurred operating expenses of $2,966,305 and $703,394 respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The increase in expenses for the three months ending November 30, 2025, as compared to the same period in 2024, is primarily attributable to stock-based compensation expenses, other professional fees primarily related to public relations, travel and payroll expense related to new employee hires.

During the three months that ended November 30, 2025 and 2024, we recognized minimal other income.

In connection with the sale of HCC, we recorded a loss from discontinued operations totaling $38,247 and $9,316 for three months ending November 30, 2025 and 2024, respectively.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of November 30, 2025, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. This material weakness resulted in the restatement of the Company’s financial statements for the fiscal year ended May 31, 2024. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Our small size and limited resources have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific oil and gas accounting personnel in our accounting department due to our small size, lack of resources and limited technical accountants on staff. This led to material adjustments to oil and gas investment and asset impairment evaluations. It is difficult for us to effectively segregate accounting duties and have proper financial reporting, which creates a material weakness in internal controls. The remediation plan to correct the material weakness is to hire qualified people to provide adequate supervision and segregation of duties over financial reporting.

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

LAREDO OIL, INC.

(Registrant)

Date: January 20, 2026	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: January 20, 2026	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director