Form 10-Q
period 2026-02-28
Laredo Oil, Inc.
filed 2026-04-14
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 78,875,660 shares of common stock issued and outstanding as of April 14, 2026.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2025. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on September 15, 2025. In the opinion of the Company’s management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of February 28, 2026, and the results of its operations for the three-month and nine-month periods and cash flows for the nine-month periods then ended, have been included. The results of the Company’s operations for the three-month and nine-month periods ended February 28, 2026 are not necessarily indicative of the results to be expected for the full year ending May 31, 2026.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	February 28, 2026 (Unaudited)	May 31, 2025
ASSETS

Current Assets
Cash and cash equivalents and restricted cash	$264,166	249,409
Receivables – related party	37,500	-
Prepaid expenses and other current assets	50,134	21,156
Assets of discontinued operations	-	27,958
Total Current Assets	351,800	298,523

Property and Equipment
Oil and gas acquisition and drilling costs	968,376	1,001,209
Property and equipment, net	87,352	108,286
Total Property and Equipment, net	1,055,728	1,109,495

Other assets	10,000	30,000
Non-current assets of discontinued operations	-	10,000

TOTAL ASSETS	$1,417,528	1,448,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,278,471	2,027,487
Accounts payable – related party	893,868	402,344
Accrued payroll liabilities	4,123,494	3,752,527
Accrued interest	866,824	656,460
Deferred well development costs	2,549,260	2,799,260
Convertible debt contributed for net working interest	575,000	575,000
Bridge securities, net of debt discount	-	352,478
Promissory note, net of debt discount	1,397,300	181,349
Revolving note	1,060,061	1,060,061
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	62,193	61,729
Liabilities of discontinued operations	-	130,812
Total Current Liabilities	14,716,504	12,909,540

Asset retirement obligation	157,394	157,394
Long-term note, net of current portion	778,998	825,701
Liabilities of discontinued operations	-	127,698
Total Noncurrent Liabilities	936,392	1,110,793

TOTAL LIABILITIES	15,652,896	14,020,333

Commitments and Contingencies (Note 14)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.0001 par value; 120,000,000 and 120,000,000 shares authorized; 77,643,102 and 74,771,476 issued and outstanding as of February 28, 2026 and May 31, 2025, respectively	7,764	7,477
Additional paid in capital	17,045,206	13,275,577
Subscription paid in advance	100,000	50,000
Accumulated deficit	(31,388,338)	(25,905,369)

Total Stockholders’ Deficit	(14,235,368)	(12,572,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,417,528	1,448,018

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended February 28, 2026	Three Months Ended February 28, 2025	Nine Months Ended February 28, 2026	Nine Months Ended February 28, 2025
Revenue	$-	$1,735	$3,141	$9,423

Direct costs	-	-	-	-

Gross profit (loss)	-	1,735	3,141	9,423

Lease operating expense	4,899	53,063	34,634	130,105
General, selling and administrative expenses	631,012	459,662	3,814,331	1,372,214
Consulting and professional services	427,676	97,141	827,419	476,666
Impairment expense	5,094	-	37,927	-
Total Operating Expense	1,068,681	609,866	4,714,311	1,978,985

Operating income (loss)	(1,068,681)	(608,131)	(4,711,170)	(1,969,562)

Other income/(expense)
Other non-operating income	-	-	15,963	-
Gain on sale of assets	-	299,709	-	628,702
Interest expense	(151,100)	(116,750)	(735,422)	(355,901)

Net loss from continuing operations	$(1,219,781)	$(425,172)	$(5,430,629)	$(1,696,761)

Net loss from discontinued operations	-	9,421	(52,340)	(3,962)

Net loss	$(1,219,781)	$(415,751)	$(5,482,969)	$(1,700,723)

Net loss per share
Loss per share from continuing operations, basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.02)
Loss per share from discontinued operations, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	77,620,492	74,001,534	76,194,174	73,309,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)

For the three and nine months ended February 28, 2026

					Additional	Subscription		Total
	Common Stock		Preferred Stock		Paid	Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	In Advance	Deficit	Deficit
Balance as of May 31, 2025	74,771,476	$7,477	-	-	$13,275,577	$50,000	$(25,905,369)	$(12,572,315)

Sale and issuance of common stock	116,279	12	-	-	49,988	(50,000)	-	-

Issuance of warrants	-	-	-	-	185,445	-	-	185,445
Net Loss	-	-	-	-	-	-	(952,074)	(952,074)

Balance as of August 31, 2025	74,887,755	$7,489	-	-	$13,511,010	$-	$(26,857,443)	$(13,338,944)

Sale and issuance of common stock	2,464,650	246	-	-	1,059,554	-	-	1,059,800

Stock based compensation	-	-	-	-	2,034,605	-	-	2,034,605

Issuance of warrants	-	-	-	-	19,271	-	-	19,271

Sale of interest in Hell Creek Crude LLC	-	-	-	-	272,892	-	-	272,892

Net Loss	-	-	-	-	-	-	(3,311,114)	(3,311,114)

Balance as of November 30, 2025	77,352,405	$7,735	-	-	$16,897,332	$-	$(30,168,557)	$(13,263,490)

Sale and issuance of common stock	290,697	29	-	-	124,971	100,000	-	225,000

Stock based compensation	-	-	-	-	22,903	-	-	22,903

Net Loss	-	-	-	-	-	-	(1,219,781)	(1,219781)

Balance as of February 28, 2026	77,643,102	$7,764	-	-	$17,045,206	$100,000	$(31,388,338)	$(14,235,368)

For the three and nine months ended February 28, 2025

					Additional	Subscription		Total
	Common Stock		Preferred Stock		Paid	Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	In Advance	Deficit	Deficit
Balance as of May 31, 2024	71,993,265	$7,199	-	-	$11,530,169	$-	$(22,723,495)	$(11,186,127)

Sale and issuance of common stock	939,535	94	-	-	424,906	-	-	425,000

Net Loss	-	-	-	-	-	-	(469,252)	(469,252)

Balance as of August 31, 2024	72,932,800	$7,293	-	-	$11,955,075	$-	$(23,192,747)	$(11,230,379)

Sale and issuance of common stock	988,372	99	-	-	424,901	110,200	-	535,200

Net Loss	-	-	-	-	-	-	(815,720)	(815,720)

Balance as of November 30, 2024	73,921,172	$7,392	-	-	$12,379,976	$110,200	$(24,008,467)	$(11,510,899)

Sale and issuance of common stock	256,280	25	-	-	110,175	(60,200)	-	50,000

Net loss	-	-	-	-	-	-	(415,751)	(415,751)

Balance as of February 28, 2025	74,177,452	$7,417	-	-	$12,490,151	$50,000	$(24,424,218)	$(11,876,650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28, 2026	February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(5,430,629)	$(1,696,761)
Net loss from discontinued operations	(52,340)	(3,962)
Net loss	(5,482,969)	(1,700,723)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Stock-based compensation expense	2,057,508	-
Depreciation expense	20,631	20,409
Impairment of long-term assets	37,927	-
Amortization of debt discount	270,503	55,868
Loss, (gain) on sale of assets	303	(628,702)
Change in operating assets and liabilities
Receivables	-	8,346
Prepaid expenses and other current assets	(28,978)	(18,984)
Bond	20,000	-
Accounts payable and accrued liabilities	757,414	70,165
Accrued payroll	370,967	442,635
Accrued interest	210,364	157,237
NET CASH USED IN OPERATING ACTIVITIES	(1,766,330)	(1,593,749)

CASH FLOWS USED IN INVESTING ACTIVITIES
Proceeds from sale of assets	-	628,702
Investment in equity method investment	(20,000)	-
Cash paid for acquisition of oil and gas assets	-	(697,587)

NET CASH USED IN INVESTING ACTIVITIES	(20,000)	(68,885)

Proceeds from sale of common stock	1,284,800	960,200
Repayment of convertible debt	-	(119,706)
Proceeds from promissory notes	1,275,000	-
Repayment of promissory notes	(77,700)	-
Proceeds from bridge loans	-	284,000
Repayment of bridge notes	(399,614)	(185,231)
Proceeds from prefunded drilling costs	-	750,000
Repayment of prefunded drilling costs	(250,000)	-
Proceeds from well development deposit	-	1,500,000
PPP loan repayments	(46,239)	(50,787)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,786,247	3,138,476

Net increase/(decrease) in cash and cash equivalents from continuing operations	(83)	1,475,842

Net cash provided by/(used in) discontinued operations
Cash provided by operating activities	14,840	(257,260)
Cash used in investing activities	-	(2,247,170)
Cash used in financing activities	-	581,500
Net cash provided by/(used in) discontinued operations	14,840	(1,922,930)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	249,409	1,990,189

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$264,166	$1,543,101

NONCASH INVESTING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$-	$-
Gain on sale of membership interest in HCC – related party	$272,892	$-
Initial HCC asset retirement obligation asset and liability	$-	$88,883
Relative fair value of warrants granted with debt	$204,716	$-
Issuance of common stock in exchange for stock payable	$50,000	$-
Common stock issued in exchange for note payable	$-	$50,000
Interest paid	$182,692	$63,680

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

On June 14, 2011, the Company entered into several exclusive licensing and management agreements with Stranded Oil Resources Corporation, or SORC, a wholly owned subsidiary of Alleghany Corporation, or Alleghany, to manage the acquisition and operation of mature oil fields in Kansas, Wyoming and Louisiana, focused on the recovery of “stranded” oil from those mature fields primarily using UGD. The Company performed those services in exchange for a carried interest in SORC, a quarterly management fee and reimbursement from SORC of the Company’s employee-related expenses. Such fees and reimbursements were effectively all the Company’s revenues prior to its acquisition of SORC under the Securities Purchase Agreement with Alleghany described below.

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

During the quarter ended February 28, 2026, the Company’s equity investment, Cat Creek Holdings, LLC (CCH), issued a $20,000 capital call to Laredo to help fund operational expenses. As CCH has remained unprofitable, Laredo impaired this additional investment.

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three-month and nine-month periods ended February 28, 2026 and 2025, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of February 28, 2026 and May 31, 2025. At times, the Company maintains cash balances deposited at its financial institutions that exceed FDIC insured limits.

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

The restricted cash balance has been reduced to zero from the investments received from accredited investors in our wholly-owned subsidiary, West Fork Resources, LLC (“West Fork”), which was formed to develop and find oil reserves in portions of over 30,000 acres of mineral rights located north of the Fort Peck Reservation at the western edge of the Williston Basin. Due to the length of time the Company experienced raising funds, some investors received a refund of $1.2 million of their invested amounts. The Company has used the remaining invested funds, totaling $750,000, to initiate the West Fork well-development project. We record payments made from these funds as Oil and Gas Acquisition Costs.

The following table provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheet that sum to the same amounts shown in the statement of cash flows.

	February 28, 2026	May 31, 2025
Cash and cash equivalents	$264,166	$63,294
Restricted cash	-	186,115
	$264,166	$249,409

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

The depreciation recorded by the Company for the nine months ended February 28, 2026 and 2025 was $20,631 and $20,409, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES - continued

	February 28,	May 31,
	2026	2025
Vehicles and equipment	$193,463	$193,766
Less: Accumulated depreciation	106,111	85,480

Property and equipment, net	$87,352	$108,286

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

The Company has recorded oil and gas acquisition and drilling costs totaling $968,376 and $1,001,209 as of February 28, 2026 and May 31, 2025, respectively.

	February 28,	May 31,
	2026	2025
Intangible and tangible drilling costs	$762,404	$762,404
Lease acquisition costs	205,972	238,805

Oil and gas acquisition and drilling costs	$968,376	$1,001,209

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

The Company’s asset retirement obligation for all wells totaled $157,394 as of both February 28, 2026 and May 31, 2025. The asset retirement obligation for HCC well totaling $127,698 is included in the liabilities of discontinued operations as of May 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS - continued

	February 28, 2026	May 31, 2025
Olfert 11-4 well	114,896	114,896
Reddig 11-21 well, discontinued operations	-	-
Texakoma wells (15% net working interest)	42,498	42,498

Total	$157,394	$157,394

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

NOTE 7 – DEFERRED WELL DEVELOPMENT COSTS AND DEPOSIT FOR WELL DEVELOPMENT

The Company records investor investments in individual oil wells as a liability, totaling $2,549,260 and $2,799,260 as of February 28, 2026 and May 31, 2025, respectively. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. As well related cash is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split between the investors and the Company. The balance recorded as of February 28, 2026 shows $1,799,260 invested in the Olfert 11-4 well. The Reddig well commenced production during fiscal 2025. Due to uneconomical production, the well was shut in prior to May 31, 2025. As the operator under the participation agreement, the $2,835,500 investment received from investors for the Reddig 11-21 well is offset with related oil and gas assets. In connection with the Reddig well shut in, the Company has reclassified $648,317 from deferred well development costs to convertible debt contributed for net working interest and the related accrued interest. Both Olfert 11-4 and Reddig 11-21 are located in Valley County, Montana. On November 15, 2025, Hell Creek Crude LLC, the operator of Reddig 11-21, was purchased by B&B Oil, LLC and recorded as discontinued operations.

The Company originally recorded $2,250,000 advanced by accredited investors to West Fork as a Deposit for Well Development. Prior to February 28, 2026, certain West Fork investors were repaid $1,500,000, since the project had not yet been funded in its entirety. As a result of the repayment the remaining West Fork Deposit for Well Development is $750,000 as of February 28, 2026.

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief

Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000, plus interest accrued at an annual rate of 10%. As of February 28, 2026, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

In October 2025, Amalfi Investment Services LLLP, owned by Mr. Robert Adamo, an accredited investor, purchased 1,500,000 restricted shares of the Company’s common stock at a purchase price of $0.43 per share totaling $645,000. In May 2023 the Company received funds pursuant to a Stock Purchase Agreement with Mr. Adamo to purchase 6,062,886 restricted shares of the Company’s common stock, at a purchase price of $0.0441 per share, totaling $267,320. As a result of these investments, Mr. Adamo now holds greater than 10% of the Company’s outstanding shares. Prior to becoming a shareholder, in November 2022, Mr. Adamo invested $100,000 pursuant to the Secured Convertible Debt under the terms as disclosed in Note 12 and is an investor in the Reddig 11-21 well. Including his original investment and capital calls, Mr. Adamo invested a total of $510,800 into the Reddig 11-21 well.

On November 15, 2025, B&B Oil acquired 100% of the membership interest of Hell Creek Crude, LLC, or HCC, from Laredo for consideration of 50% of future distributions to B&B Oil. The transaction is recorded in discontinued operations, the net liabilities totaling $272,892 have been eliminated and recorded in additional paid in capital.

As part of the aforementioned acquisition, HCC entered into a consulting agreement with Laredo whereby HCC would reimburse expenses associated with drilling and developing conventional oil wells. Since HCC has no full-time employees, B&B Oil Company, HCC’s operator has requested and Laredo has agreed for their employees to devote a percentage of their time to HCC. In accordance with that agreement, Laredo invoiced HCC $569,000 for expenses incurred subsequent to November 15, 2025. This amount is estimated to be recognized through 2026 associated with well site selection, drilling, development and completion costs associated with 6 wells HCC has planned for development. Laredo’s deferral of income related to this agreement will eventually be recognized or repaid.

Prior to the aforementioned acquisition, B&B Oil LLC (“B&B”), for which Mr. Adamo is a principal owner, reimbursed HCC $71,681 for a sonic log that is used for its 3D seismic studies. HCC acquired the information while purchasing seismic data for the Midfork field. During the nine months ending February 28, 2026, B&B had requested HCC to establish an office on their behalf. In addition, B&B requested a transformer to be purchased. As a result, HCC received reimbursements for these activities through November 15, 2025. As of February 28, 2026, HCC owes Laredo an additional $37,500 related to cash advances to HCC to pay vendors. This amount is recorded as a related party receivable.

As of February 28, 2026, Mr. Adamo, owns approximately 8.2 million shares of the Company’s common stock, comprised of the shares purchased in October 2025 and in May 2023 as well as 600,000 shares previously purchased, and holds greater than 10% of the Company’s outstanding shares. On July 22, 2024, Mr. Adamo advanced $50,000 to Lustre, which amount is recorded in accounts payable as of February 28, 2026. The advance transaction is undocumented but expected to be repaid. The repayment terms are subject to negotiation. Mr. Adamo agreed to using $10,000 of the advance to fund a portion of the Cranston SWD purchase. The remaining funds advanced by Mr. Adamo have been used to satisfy general corporate purposes as of February 28, 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

The Company’s accounts payables include $137,500 for each of our two outside board members who receive quarterly board stipends.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Company granted options for the purchase of 9,725,000 shares of the Company’s common stock at a price of $0.28 per share during the second quarter of fiscal year 2026. Options to purchase common stock totaling 7,475,000 vested immediately on the grant date, options to purchase 1,000,000 shares of common stock vest monthly over three years and the final 1,250,000 options to purchase shares of common stock contingently vest upon achieving certain requirements. There were 20,000,000 shares underlying the Company’s outstanding options granted during fiscal year ending May 31, 2023, at a weighted average exercise price of $0.061 per share.

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

The Company recorded share-based compensation for stock option grants totaling $2,057,508 in general, selling and administrative expense during the nine-months ended February 28, 2026.

Restricted Stock

During the third fiscal quarter of 2026, the Company issued 290,697 shares of common stock to an accredited investor at $0.43 per share who deposited $125,000 with the Company and also sold 232,558 shares of common stock to another accredited investor at $0.43 per share who deposited $100,000 with the Company. As of February 28, 2006, issuance of the second share sale was pending until the applicable stock purchase agreement was executed.

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

At the end of the third fiscal quarter of 2026 ending February 28, 2026, the Company had outstanding (i) 1,000,000 warrants to purchase common stock at $0.06 per share, (ii) 260,870 warrants to purchase common stock at $0.23 per share, and (iii) 1,475,000 warrants to purchase common stock at $0.43 per share.

NOTE 11 – NOTES PAYABLE

Secured Convertible Debt Contributed as Consideration for Participation Agreement

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The promissory notes accrued interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and were convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. Effective January 19, 2024, $575,000 in principal amount of notes, and $73,317 of accrued interest, were contributed as part of a Participation Agreement funding the Reddig 11-21 oil well located in the Midfork field in Valley County, Montana. The notes were exchanged for a net working interest in the well, with the caveat that they would be deemed to be reinstated in full in the event the well was completed as a dry hole. In early 2025, the well was completed, became operational, and produced limited amounts of oil. Although the well was not a dry hole, it was uneconomical to operate and was shut in at the end of May 2025. Until final disposition of the well and notes is determined, the Company is reclassifying the notes and accrued interest as debt and accrued interest on the May 31, 2025 and February 28, 2026 Consolidated Balance Sheets. During the nine months ended February 28, 2026, the Company recorded additional interest expense on the notes resulting in accrued interest totaling $125,303.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

12% Short Term Demand Notes

The Company issued a short term note with a principal sum of $200,000 to an accredited investor on May 20, 2025. During the second and first fiscal quarters of 2026, the Company issued additional similar notes in the principal amount of $85,700 and $1,189,300, respectively, with the same terms. During the quarter ending February 28, 2026, $77,700 of the note balance and related accrued interest were repaid. The notes bear simple interest on the unpaid principal balance at a rate equal to 12% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the notes until the principal amount and all interest accrued thereon and all other amounts owed hereunder are paid. The unpaid Principal Amount, together with any unpaid accrued interest and all other amounts owed hereunder, shall be due and payable upon written demand by the majority of the note holders at any time after November 21, 2025. In connection with these notes, the Company issued warrants to purchase 1,475,000 shares of its common stock at an exercise price of $0.43. The relative fair value of the warrants, totaling $224,402, was recorded as deferred debt discount and additional paid in capital, which is amortized over the term of the loan. During the nine months ended February 28, 2026, the Company recorded additional interest expense on the notes resulting in accrued interest totaling $114,514.

12% Ten Month Bridge Notes

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $40,250, receiving $35,000 in net cash proceeds, reflecting an original issue discount of $5,250. The bridge note is due February 15, 2026 and is repaid with the first installment of $22,540 due October 15, 2025 and four equal monthly installments of $5,635 starting November 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of February 28, 2026, the Company recorded accrued interest totaling $0, and the note has been repaid.

On February 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $146,160, receiving $120,000 in net cash proceeds. The promissory note had an original issue discount of $20,160. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due December 15, 2025 and is repaid with the first installment of $81,849 due August 15, 2025 and four equal monthly installments of $20,462 starting September 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of February 28, 2026, the accrued interest balance is zero, and the note has been repaid.

On December 17, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $64,960, receiving $50,000 in net cash proceeds. The bridge note had an original issue discount of $8,960. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due October 15, 2025 and is repaid with the first installment of $36,377 due June 15, 2025 and four equal monthly installments of $9,094 starting July 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of February 28, 2026, the accrued interest balance is zero, and the note has been repaid.

12% Ten Month Promissory Note

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $82,800, receiving $65,000 in net cash proceeds. The promissory note had an original issue discount of $10,800. In addition, $7,000 of debt issue costs were deducted from the gross proceeds to the Company. The note is due on February 15, 2026 and is repaid in ten equal monthly payments of $9,273.60, commencing on May 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of February 28, 2026, the Company recorded accrued interest totaling $0, and the note has been repaid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

On December 2, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $138,000, receiving $114,000 in net cash proceeds. The promissory note had an original issue discount of $18,000. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The note was due on October 15, 2025, and is repaid in ten equal monthly payments of $15,456 commencing on January 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of February 28, 2026, the Company recorded accrued interest totaling $0 and the note has been repaid.

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

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note (the “Note”). The Note accrues interest on the outstanding principal sum at the rate of 12.0% per annum, and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June, July and August, 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061. On November 24, 2023, the investor added another $25,000 to the Note bringing the total principal outstanding to $310,061. The note remains outstanding and the Company is paying interest of $3,101 monthly and is current as of February 28, 2026.

Secured Promissory Note

The Company issued a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of May 31, 2025 the note is recorded as current and outstanding. Starting on January 1, 2024, the Company is accruing interest at the rate of 18.0% per annum. The accrued interest balance amounted to $362,370 as of February 28, 2026. On July 2, 2025, the Company paid $100,000 to reduce accrued interest on the Secured Note.

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

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek.

Alleghany Notes

	February 28	May 31,
	2026	2025
Total note payable – Alleghany	$617,934	$617,934
Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of February 28, 206 and May 31, 2025, the Senior Consolidated Note is recorded as current and remains outstanding.

Paycheck Protection Program Loan

	February 28,	May 31,
	2026	2025
Total PPP Loan	$841,191	$887,430
Less amounts classified as current	62,193	61,729

PPP loan, excluding current portion	$778,998	$825,701

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

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of February 28, 2026, the Company is current and compliant with the restructured payment plan. As of February 28, 2026 and May 31, 2025, the Company owes $841,191 and $887,430, respectively, regarding the remaining balance on the Second Note.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,225 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of February 28, 2026 and May 31, 2025, respectively, the estimated amounts due to Capex totaling $422,246 and $418,569 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued an Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum. As of February 28, 2026 and May 31, 2025, respectively, the estimated amounts due to Capstar totaling $362,212 and $365,489 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. As of May 31, 2025, the case was settled for the $164,235 balance plus accrued interest of 10% per year and the Company agreed to pay Warren Well $750 per month. As of February 28, 2026 and May 31, 2025, respectively, the estimated amounts due to Warren Well totaling $222,739 and $213,114 have been recorded in accounts payable.

On January 14, 2024 Nine Downhole Technologies, LLC aka Nine Energy Service (“Nine Downhole”) filed a complaint against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment, plus accrued interest until the debt is paid in full. On June 1, 2025, Nine Downhole’s Motion for a summary disposition was granted in the amount of $41,842 together with costs and any post judgment interest until amount is paid in full. As of February 28, 2026, $43,595 has been recorded in accounts payable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – DISCONTINUED OPERATIONS - continued

The assets and liabilities associated with discontinued operations were as follows for February 28, 2026, and May 31, 2025:

	February 28, 2026 (Unaudited)	May 31, 2025
ASSETS OF DISCONTINUED OPERATIONS

Current Assets of Discontinued Operations
Cash and cash equivalents and restricted cash	$-	$27,958
Total Current Assets of Discontinued Operations	-	27,958

Other assets	-	10,000

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$37,958

LIABILITIES OF DISCONTINUED OPERATIONS
Current Liabilities of Discontinued Operations
Accounts payable	$-	$130,812
Total Current Liabilities of Discontinued Operations	-	130,812

Asset retirement obligation	$-	$127,698
Total Noncurrent Liabilities of Discontinued Operations	$-	127,698

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$-	$258,510

The following table summarizes the Company’s loss from discontinued operations for the nine and three months ended February 28, 2026 and 2025 (and the year ended May 31, 2025):

	Three Months Ended February 28, 2026	Three Months Ended February 28, 2025	Nine Months Ended February 28, 2026	Nine Months Ended February 28, 2025
Revenue	$-	$-	$-	$-

Direct costs	-	-	-	-

Gross profit (loss)	-	-	-	-

Lease operating expense	-	-	35,326	-
General, selling and administrative expenses	-	(9,455)	7,857	4,595
Consulting and professional services	-	-	9,000	-
Total Operating Expense from Discontinued Operations	-	(9,455)	52,183	4,595

Operating loss from discontinued operations	-	9,455	(52,183)	(4,595)

Other income/(expense)
Interest income/(expense)	-	(34)	(157)	633

Net loss from discontinued operations	$-	$9,421	$(52,340)	$(3,962)

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

NOTE 15 – SUBSEQUENT EVENTS

During March 2026, the Company sold 1,000,000 shares of common stock to Amalfi Investment Services LLLP which is a related party at an average price of $0.50 per share for gross proceeds of $500,000.

During March 2026, the Company issued 250,000 warrants to purchase Laredo Oil, Inc. common stock at $0.79 per share to The Brand Consortium PR, LLC for services rendered. The expiration date for the grant is March 4, 2031.

During the third fiscal quarter of 2026, the Company sold 232,558 shares of common stock to another accredited investor at $0.43 per share who deposited $100,000 with the Company. As of February 28, 2026, issuance of the second share sale was pending until the applicable stock purchase agreement was executed. These shares were issued in March 2026.

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

Underground Gravity Drainage (UGD)

During fiscal year 2026, the environment and interest for UGD has increased, driven by the continued production decline of older depressurized oil fields. We are actively pursuing UGD international opportunities in Argentina, Mexico, the Middle East and Northern Africa region (“MENA”), Romania, Albania and Azerbaijan by engaging in conversations with government officials industry participants who have responsibility for domestic oil production. In the third fiscal quarter ending February 28, 2026, we met with officials from the United States Embassy located in Mexico City and conducted a visit to several MENA countries prior to the conflict in the region between the United State and Iran. Additionally, we visited both Romania and Albania and presently are conducting due diligence discussions and visits with both countries for possible UGD projects.

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

Hell Creek Crude, LLC Midfork Field Production Well

In January 2024, we entered into a Participation Agreement, through our wholly owned subsidiary, Hell Creek Crude, LLC (“HCC”), Erehwon, and various accredited investors. The Participation Agreement provided us with over $2.8 million to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also held $575,000 in principal amount of our convertible debt, plus accrued interest of $73,317, which indebtedness was included as investments under the Participation Agreement. Until final disposition of the well and notes is determined, the Company reclassified the notes and accrued interest as debt and accrued interest on the May 31, 2025. These notes continue to accrue interest subsequent to the transfer to debt resulting in accrued interest totaling $125,303 as of February 28, 2026.

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

As of February 28, 2026, the oil levels from the three drilled wells were not sufficient to maintain operation and the wells have been shut in pending evaluation and possibly more perforations. Development of the additional eight wells is paused evaluating oil prices and additional field information.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Our cash and cash equivalents balance at February 28, 2026 was $264,166. Our total debt outstanding as of February 28, 2026 was $4,783,585, including (i) $617,934 owed to Alleghany, which is classified as a current note payable, and (ii) $841,191 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $778,998 as long-term debt, net of the current portion totaling $62,193, which is classified as a current note payable, (iii) a $310,061 revolving note classified as short-term, (iv) a $750,000 note payable due to Cali Fields LLC, classified as short-term, (v) a $1,397,300 promissory note, net of deferred debt discount classified as short-term, (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term, and (viii) a $575,000 convertible debt contributed for net working interest.

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

We have continued financing our business with a combination of stock sales and issuances of debt securities, as described above. During the nine months ending February 28, 2026, we sold 2,871,626 shares of our common stock to accredited investors raising $1,284,800, and we issued and repaid debt securities totaling $1,275,000 and $77,700, respectively. During fiscal year 2025, we sold 2,894,490 shares of our common stock to accredited investors at an average price of $0.437 per share for gross proceeds of $1,265,200 of which $50,000 is recorded as an unissued stock subscription. There were no finder’s fees related to the sales of the shares described above. The issued shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

During fiscal year 2025, we saw increased interest from multiple investors/funds and oil field ownership interests in our UGD methods, both nationally and internationally, which interest has continued during the nine months of fiscal year 2026. We believe this interest is due to a change in the climate for U.S. based energy projects. We believe that this change in the financial markets has made it easier for us to raise equity-related funds, and we expect this to continue for the foreseeable future. Additional funds will need to be raised either from investors or operations in order to maintain current operations for the next twelve months.

Results of Operations

We recognized revenues totaling $3,141 and $9,423, respectively through our interest in oil and gas sales for the nine months ending February 28 ,2026 and 2025. During the nine months ending February 28, 2026 and 2025, we incurred operating expenses from continuing operations of $5,430,629 and $1,700,723, respectively. These expenses consisted primarily of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports. In addition, lease operating expenses are included in total operating expenses. The increase in expenses for the nine months ending February 28, 2026, as compared to the same period in 2025, is primarily attributable to a $2.0 million expense related to stock option grants. There were no stock options granted during the same period ending February 28, 2025. The remaining increase in expenses for the nine months ending February 28, 2026, as compared to the same period in 2025, is primarily attributable to $351,000 increase in professional fees related to legal fees and public relations, $153,000 increase in payroll expenses primarily attributable to two new employees and $91,000 increase in travel expenses related to new potential opportunities.

During the nine months ended February 28, 2026, we recognized approximately $16,000 in other income as compared to other income totaling $628,702 related to payments required under the Texakoma Development Agreement during the nine months ended February 28, 2025.

We recognized interest expenses totaling $735,422 and $355,268 during the nine months ended February 28, 2026 and 2025, respectively. The increase in interest expenses is primarily related to interest expense recorded in connection with the amortization of the debt discount on the short-term demand notes issued during the fourth quarter ending May 31, 2025 and nine months ending February 28, 2026.

In connection with the sale of HCC, we recorded a loss from discontinued operations totaling $52,340 and $3,962 for nine months ending February 28, 2026 and 2025, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the three months ending February 28, 2026 and 2025, respectively, the Company recognized $0 and $1,735 of revenue from one of the three Texakoma wells being put into production.

During the three months ending February 28, 2026 and 2025, we incurred operating expenses of $1,068,681 and $609,866 respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The increase in expenses for the three months ending February 28, 2026, as compared to the same period in 2025, is primarily attributable to legal fees, other professional fees primarily related to public relations, travel related to potential opportunities and payroll expense related to new employee hires.

During the three months that ended February 28, 2026 and 2025, we recognized minimal other income.

In connection with the sale of HCC, we recorded income from discontinued operations totaling $0 and $9,421 for three months ending February 28, 2026 and 2025, respectively.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of February 28, 2026, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. This material weakness resulted in the restatement of the Company’s financial statements for the fiscal year ended May 31, 2025. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See NOTE 12 – COMMITMENTS AND CONTINGENCIES of PART 1, FINANCIAL STATEMENTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third fiscal quarter ended February 28, 2026, the Company sold 523,255 shares of stock at $0.43 per share to accredited investors who deposited $225,000 with the Company. This included $100,000 related to the purchase of 232,558 shares which were subscribed as of February 28, 2026 and issued in March 2026 when documents were finalized. The stock sales were not registered under the Securities Act. Proceeds from the sales were used for general corporate purposes and payment of maturing debt.

During the second fiscal quarter of 2026, we sold 1,848,837 shares of common stock for $795,000 at an average price of $0.43 that were not registered under the Securities Act. Proceeds from the sales were used for general corporate purposes and payment of maturing debt.

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

LAREDO OIL, INC.

(Registrant)

Date: April 14, 2026	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: April 14, 2026	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director