Form 10-K
period 2026-05-31
Laredo Oil, Inc.
filed 2026-09-14
CIK 1442492

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

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

On November 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s outstanding shares of common equity held by non-affiliates of the registrant was $26.1 million, based upon the closing price of the common stock on that date on the OTC Bulletin Board.

As of September 14, 2026, there were 85,595,558 shares of the registrant’s common stock outstanding.

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

We are an oil exploration and production company, primarily engaged in acquisition and exploration efforts to find mineral reserves on various properties. From our inception in March 2008 through October 2009, we were primarily engaged in acquisition and exploration efforts for mineral properties. Beginning in October 2009, we shifted our focus to locating mature oil fields with the intention of acquiring those oil fields and recovering “stranded” oil reserves using proprietary enhanced recovery methods known as underground gravity drainage, or UGD. UGD opportunities are global in nature and we pursue projects internationally.

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

On December 31, 2020, we entered into a Securities Purchase Agreement with Alleghany. Under that agreement, we purchased all of the issued and outstanding shares of SORC. As consideration for the SORC shares, we paid Alleghany $72,678 in cash and agreed to pay Alleghany a seven-year royalty of 5.0% of our future revenues and net profits from our oil, gas, gas liquids and all other hydrocarbon operations, subject to certain adjustments. Currently, SORC is a wholly owned subsidiary of Laredo and is not conducting any ongoing operations. All intellectual property generated by SORC prior to December 31, 2020, transferred with the stock purchase.

Secondary to pursuing UGD projects is drilling conventional oil wells in Montana. Prior to purchasing the shares of SORC, while implementing UGD projects for Allegheny, we gained specialized know-how, intellectual property and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana in the Lustre and Midfork fields and the West Fork area. To develop our acquired mineral property acreage, we established relationships with several organizations and investment groups, including the following entities: (1) Olfert 11-4 Holdings, LLC, (2) Texakoma Exploration and Production, LLC, or Texakoma, (3) Erehwon Oil & Gas, LLC, or Erehwon, (4) an independent investor group through Hell Creek Crude LLC, or HCC, and (5) West Fork Resources, LLC, or WFR. As of May 31, 2026, we and Texakoma have drilled five wells in the Lustre and Midfork fields. None of these wells have been economically successful due primarily to encountering excess water due to lack of 3D seismic information to which we now have access. Although we are continually attempting to raise additional funds to develop our other mineral property interests that we have purchased in the area, our priority is seeking UGD projects globally and have abandoned most of the leased mineral property interests acquired. We also disposed of our ownership in Hell Creek Crude LLC on November 15, 2025 and have terminated any further drilling projects in the area. As of September 14, 2026, we have 2,945 net acres of mineral property interests located in Montana.

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

Oil and Gas Price Volatility

For the last two years beginning on June 1, 2024, market prices for oil and gas have fluctuated broadly as oil and gas prices remain volatile.

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

Personnel

As of May 31, 2026, we had seven full-time employees and no part-time employees.

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

Item 2. Properties

We currently have limited mineral leases and related mineral interests remaining in Montana. We are the operator of the Olfert 11-4 well located in the Lustre field. The Reddig 11-21 well and related interests were disposed of in connection with the Hell Creek Crude, LLC transaction and are no longer operated by the Company. The Olfert 11-4 well is currently shut in and is not producing.

Item 3. Legal Proceedings

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190, plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,224.89 and future accruing costs and interest of 18% per annum. On the same day, Lustre entered into a payment arrangement plan to pay Capex $5,000 per month until the judgement is satisfied. Payments are ongoing.

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

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235, plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. On March 31, 2025, Lustre agreed in mediation to pay $750 per month until all outstanding amounts owed to Warren Well are satisfied. Payments are on going.

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

Laredo Oil, Inc. High/Low Market Bid Prices ($)

	Fiscal Q1: Jun 2025 — Aug 2025	Fiscal Q2: Sep 2025 — Nov 2025	Fiscal Q3: Dec 2025 — Feb 2026	Fiscal Q4: Mar 2026 — May 2026
High Bid	.40	.73	.905	.89
Low Bid	.1973	.22	.605	.6901

	Fiscal Q1: Jun 2024 — Aug 2024	Fiscal Q2: Sep 2024 — Nov 2024	Fiscal Q3: Dec 2024 — Feb 2025	Fiscal Q4: Mar 2025 — May 2025
High Bid	0.70	0.47	0.43	0.4101
Low Bid	0.24	0.3557	0.26	0.2557

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

Holders

As of September 14, 2026, we had 85,595,558 shares of common stock issued and outstanding, and there were 62 holders of record and more than 700 beneficial holders of our common stock, including those who own their shares through their brokers in “street name.”

Dividends

We have not paid any dividends on our common stock since our inception. Our board of directors does not anticipate that it will declare dividends on our common stock in the foreseeable future.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of May 31, 2026, our cash and cash equivalents and restricted cash balance was $420,676. Our total debt outstanding as of May 31, 2026 was $3,573,056, including (i) $617,934 owed to Alleghany is in default and is classified as a current note payable as the original maturity date of December 31, 2023 has passed, and (ii) $825,701 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $763,352 as long-term debt, net of the current portion totaling $62,349, which is classified as a current note payable, (iii) $202,261 short term bridge notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable to Cali Fields LLC is in default and is classified as short-term as the original maturity date of December 31, 2023 has passed, (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term and (vii) $575,000 convertible debt contributed for net working interest.

As of May 31, 2025, our cash and cash equivalents and restricted cash balance was $249,409. Our total debt outstanding as of May 31, 2025 was $3,966,351, including (i) $617,934 owed to Alleghany, which is classified as a current note payable as the original maturity date of December 31, 2023 has passed, and (ii) $887,430 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $825,701 as long-term debt, net of the current portion totaling $61,729, which is classified as a current note payable, (iii) $352,478 short term bridge notes, net of deferred debt discount, (iv) a $310,061 revolving note classified as short-term, (v) a $750,000 note payable to Cali Fields LLC, classified as short-term as the original maturity date of December 31, 2023 has passed, (vi) a $181,349 promissory note, net of deferred debt discount classified as short-term, (vii) a $292,099 note payable due to our Chief Financial Officer, classified as short-term and (viii) $575,000 convertible debt contributed for net working interest.

We have continued financing our business with a combination of stock sales and issuances of debt securities, as described above. During fiscal year 2026, we sold 9,056,415 shares of our common stock to accredited investors at an average price of $0.455 per share for gross proceeds of $4,157,669. There were no finder’s fees related to the sales of the shares described above. The issued shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

During fiscal 2026, we are seeing increased interest from multiple investors/funds and oil field ownership interests in our UGD methods, both nationally and internationally. We believe this interest is due to a change in the climate for U.S. based energy projects. We believe that this change in the financial markets has made it easier for us to raise equity related funds, and we expect this to continue for the foreseeable future.

Results of Operations

We recognized revenues and direct costs totaling $3,141 and $9,423, respectively through our interest in oil and gas sales for the year ended May 31, 2026 and 2025. During the years ending May 31, 2026 and 2025, we incurred operating expenses from continuing operations of $7,049,571 and $2,596,797, respectively. These expenses consisted primarily of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports, stock option compensation expense. In addition, lease operating expenses and impairment expenses are included in total operating expenses. The increase in expenses for the year ended May 31, 2026, as compared to the same period in 2025, is primarily attributable to $1.1 million, $308,000 and $146,000 increases in legal, public relations and travel expenses, respectively related to pursuing UGD opportunities internationally, a $2.1 million increase in stock-based compensation, and a $591,919 loss on conversion related to the issuance of stock in exchange for debt repayments. Further, as of May 31, 2026 there is a $348,393 long-term asset impairment loss primarily comprised of $232,774 expired property leases and $110,525 oil and gas assets no longer utilized as compared to the $21,716 impairment loss from continuing operations during the year ending May 31, 2025.

We recognized a net loss from discontinued operations totaling $52,340 and $733,284 for the years ending May 31, 2026 and 2025, respectively related to the sale of Hell Creek Crude effective November 15, 2025.

During fiscal 2026, we focused our efforts on developing our UGD business model which requires substantial investment to acquire access to, and to develop oil and gas properties for production.

Underground Gravity Drainage (UGD)

During fiscal year 2026, the environment and interest for UGD has increased, driven by the continued production decline of older depressurized oil fields. We are actively pursuing UGD international opportunities in Argentina, Mexico, the Middle East and Northern Africa region (“MENA”), Romania, Albania and Azerbaijan by engaging in conversations with government officials industry participants who have responsibility for domestic oil production. During fiscal year 2026, we met with officials from the United States Embassy located in Mexico City and conducted a visit to several MENA countries prior to the conflict in the region between the United State and Iran. Additionally, we visited both Romania and Albania and presently are conducting due diligence discussions and visits with industry participants in Argentina and Mexico.

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

Hell Creek Crude, LLC Midfork Field Production Well

In January 2024, we entered into a Participation Agreement, through our wholly owned subsidiary, Hell Creek Crude, LLC (“HCC”), Erehwon, and various accredited investors. The Participation Agreement provided us with over $2.8 million to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also held $575,000 in principal amount of our convertible debt, plus accrued interest of $73,317, which indebtedness was included as investments under the Participation Agreement. Until final disposition of the well and notes is determined, the Company reclassified the notes and accrued interest as debt and accrued interest on May 31, 2025. These notes continue to accrue interest subsequent to the transfer to debt resulting in accrued interest totaling $142,695 as of May 31, 2026.

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

As of May 31, 2026, the oil production levels from the three drilled wells were not sufficient to maintain operation and the wells have been shut in pending evaluation and possibly more perforations. Development of the additional eight wells is paused evaluating oil prices and additional field information.

Additional Acreage North of the Fort Peck Reservation

We were unable to raise $7.5 million to drill the planned three exploratory wells by selling units of West Fork Resources, LLC. Preliminary development operations such as acquiring seismic data, site selection, and permitting was started, as $750,000 of the $2.25 million funds initially raised elected to commence drilling operations during fiscal year 2025. Upon request, the remaining $1.5 million was returned to the investors. Unspent funds were transferred to Hell Creek Crude LLC for working interest units and there will be no additional development in West Fork Resources, LLC for the foreseeable future. The membership interest units are recorded as an investment in related party entity.

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

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of May 31, 2026, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. Considering this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K presents fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were not effective as of May 31, 2026 because of a material weakness in our control over financial reporting. Specifically, our management has concluded that our small size and limited resources have prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Further we have limited specific oil and gas accounting personnel in our accounting department due to our small size, lack of resources and limited technical accountants on staff. This led to material adjustments to oil and gas investment and asset impairment evaluations. It is difficult for us to effectively segregate accounting duties and have proper financial reporting, which creates a material weakness in our internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth as of September 14, 2026, the name, age, and position of each of our executive officers and directors, and the term of office of each of our executive officers and directors.

Name	Age	Position Held	Term as Director or Officer Since
Donald Beckham	66	Independent Director	March 1, 2011
Michael H. Price	78	Independent Director	August 3, 2012
Mark See	65	Chief Executive Officer and Chairman	October 16, 2009
Bradley E. Sparks	79	Chief Financial Officer, Treasurer and Director	March 1, 2011

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

Section 16(a) Beneficial Ownership Reporting Compliance

During the fiscal year ended May 31, 2026, we had no class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Accordingly, no reports were required to be filed pursuant to Section 16(a) with respect to our officers, directors, and beneficial holders of more than ten percent of any class of equity securities.

Code of Ethics

Our Code of Ethics is included herein by reference to Exhibit 14.1 to this Annual Report on Form 10-K and can be found on our web site at www.laredo-oil.com.

Item 11. Executive Compensation

Compensation Summary for Executive Officers

The following table sets forth compensation paid or accrued by us for the last two years ended May 31, 2026 and 2025 with regard to individuals who served as the Principal Executive Officer, the Principal Financial Officer and for executive officers receiving compensation in excess of $100,000 during these fiscal periods.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Option Awards($)	All Other Compensation($)	Total($)
Mark See (1)	2026	525,000	-	-	-	525,000
Chief Executive Officer and Chairman of the Board	2025	525,000	-	-	-	525,000

Bradley E. Sparks (2)	2026	415,000	-	271,167	-	686,167
Chief Financial Officer, Treasurer and Director	2025	415,000	-	-	-	415,000

(1)	In fiscal year 2026, Mr. See’s salary includes $290,349 in cash payments and $234,651 of deferred compensation. In fiscal year 2025, Mr. See’s salary included $244,607 in cash payments, and $280,393 for deferred compensation. As of May 31, 2026, Mr. See has cumulative deferred compensation of $979,286, which includes accrued employer payroll taxes totaling $87,734.

(2)	The amounts shown in 2026 include $207,181 of salary paid in cash and $207,819 in deferred compensation. In fiscal 2026, Mr. Sparks received options to purchase 1,000,000 shares of common stock at a fair value of $271,167. In fiscal 2025, Mr. Sparks’ salary includes $171,906 of cash payments and $243,094 of deferred compensation. As of May 31, 2026, Mr. Sparks has cumulative deferred compensation of $2,601,011, which includes accrued employer payroll taxes totaling $235,164.

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

As of May 31, 2026, Mr. See has $979,286 of deferred compensation, including $87,734 estimated employer payroll taxes owed under his contract, which is the cumulative difference between his contract salary and the actual cash compensation he has received thereunder through May 31, 2026.

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

In October 2025, our Board of Directors awarded Mr. Sparks fully vested option to purchase 1,000,000 shares of our common stock at $0.28 per share. The options expire on October 26, 2035. In June 2023, our Board of Directors awarded Mr. Sparks fully vested options to purchase 6,500,000 shares of our common stock at $0.06 per share. The award comprised a vested options award to purchase 5,000,000 shares and an award to purchase 1,500,000 shares to replace an award dated May 28, 2022 to purchase 1,500,000 shares which was canceled. The options expire on June 23, 2033.

As of May 31, 2026, we owe Mr. Sparks $2,601,011 of cumulative deferred compensation, including $235,164 estimated employer payroll taxes pursuant to his letter agreement with us with respect to his compensation for his employment. The amount owed under his contract is the cumulative difference between the amount of compensation we owe Mr. Sparks under his contract salary and the actual cash compensation he has received under his agreement with us.

Outstanding equity awards as of May 31, 2026:

(a) Name and Principal Position	(b) Number of Securities Underlying Unexercised Options Exercisable	(e) Option Exercise Price ($)	(f) Option Expiration Date
Bradley E. Sparks CFO, Treasurer & Director	6,500,000	0.06	June 23, 2033
	1,000,000	0.28	October 26, 2035

Mark See CEO and Board Chairman	4,925,000	0.066	Nov & Dec 2033

In September 2025, we approved the Laredo Oil, Inc 2025 Equity Incentive Plan authorizing the number of shares available for issuance thereunder to an aggregate of 10,000,000 shares. The plan will expire ten years after inception.

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

Director Compensation

(a) Name	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)	(d) Option Awards ($)	(j) Total ($)
Donald Beckham	50,000	-	406,750	456,750
Michael H. Price	50,000	-	406,750	456,750

Historically, the compensation for each non-employee member of our Board of Directors has been as follows: quarterly cash payment of $12,500 payable mid-quarters in arrears, and 500,000 shares of restricted common stock vesting in three equal installments over three years. We also reimburse directors for all reasonable expenses associated with attendance at meetings of our Board of Directors. During the second quarter of fiscal year 2022, we suspended cash payments to directors. During fiscal years 2023 and 2024, no cash payments to directors were made, but were accrued for future payment. Quarterly payments to directors started again during fiscal 2025. On October 27, 2025, we granted fully vested options to purchase 1,500,000 shares to each of Mr. Beckham and Mr. Price at a strike price of $0.28 per common share. On June 23, 2023, we granted fully vested options to purchase 1,500,000 shares of our common stock to each of Mr. Beckham and Mr. Price and simultaneously cancelled the 500,000 option grants to each dated May 28, 2022. Since they are executive officers, Messrs. See and Sparks receive no additional compensation for serving on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of September 14, 2026, the name and address and the number of shares of the Company’s common stock, with a par value of $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company’s common stock, and the name and shareholdings of each executive officer, director and of all officers and directors as a group.

Name and Address of Beneficial Owner	Nature of Ownership (1)	Amount of Beneficial Ownership (1)	Percent of Class
Bedford Holdings, LLC 44 Polo Drive Big Horn, WY 82833	Direct	12,829,269	12.3%

Darlington, LLC (2) P.O. Box 723 Big Horn, WY 82833	Direct	5,423,138	5.2%

Mark See (3) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	36,021,676	34.6%

Bradley E. Sparks (4) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	10,324,857	9.9%

Robert Adamo 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	9,142,886	8.8%

Donald Beckham (5) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	3,550,000	3.4%

Michael H. Price (6) 2021 Guadalupe Street, Suite 260 Austin, Texas 78705	Direct	3,550,000	3.4%

All Directors and Officers as a Group (4 persons)	Direct	53,446,533	51.4%

(1)	All shares owned directly are owned beneficially and of record, and such stockholder has sole voting, investment and dispositive power, unless otherwise noted. Amounts of beneficial ownership include all options to purchase common stock expected to be vested within 60 days after the filing date of this Annual Report on Form 10-K.

(2)	These shares are owned by the spouse of Mr. See, and Mr. See has a proxy from Mrs. See to vote the shares.

(3)	Includes 12,829,269 shares owned by Mr. See through Bedford Holdings, LLC, 5,423,138 shares owned by Mrs. See through Darlington, LLC, and fully vested options to purchase 4,925,000 shares of common stock at $0.066 per share.

(4)	Includes fully vested options to purchase 6,500,000 shares of common stock at $0.06 per share and 1,000,000 shares at $0.28 per share.

(5)	Includes fully vested options to purchase 1,500,000 shares of common stock at $0.06 per share and 1,500,000 shares at $0.28 per share.

(6)	Includes fully vested options to purchase 1,500,000 shares of common stock at $0.06 per share and 1,500,000 shares at $0.28 per share

Securities authorized for issuance under equity compensation plans

The following table provides information as of May 31, 2026 concerning the issuance of equity securities with respect to compensation plans under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted –average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
2023 Equity compensation plans approved by security holders (1)	20,000,000	0.06	0	(2)
2025 Equity compensation plan approved by security holders (3)	9,725,000	0.28	275,000	(4)

Total	29,725,000	0.133	275,000

(1)	Effective May 19, 2023, the holders of a majority of the shares of our common stock took action by written consent to approve our 2023 Equity Incentive Plan, or the “2023 Plan.” Stockholders then owning an aggregate of 31,096,676 shares, or 59.8% of the then issued and outstanding shares of our Common Stock, approved the matter. The 2023 Plan and corresponding agreements are exhibits to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 14, 2023. The 2023 Plan reserved 20,000,000 shares of our common stock for issuance to eligible recipients.

(2)	During fiscal year 2024, we granted options to purchase 20,000,000 shares of common stock to employees and contractors. The aforementioned options were issued under the 2023 Equity Incentive Plan, which authorized 20,000,000 shares of our common stock reserved for issuance for directors, employees and contractors.

(3)	Effective September 12, 2025, the holders of a majority of the shares of our common stock took action by written consent to approve our 2025 Equity Incentive Plan, or the “2025 Plan.” Stockholders then owning an aggregate of 40,584,419 shares, or 54.2% of the then issued and outstanding shares of our Common Stock, approved the matter. The 2025 Plan reserved 10,000,000 shares of our common stock for issuance to eligible recipients.

(4)	During fiscal year 2026, we granted options to purchase 9,725,000 shares of common stock to employees and contractors. The aforementioned options were issued under the 2025 Equity Incentive Plan, which authorized 10,000,000 shares of our common stock reserved for issuance for directors, employees and contractors.

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

On October 26, 2022, we borrowed $150,000 from our CFO pursuant to a demand note bearing an annual interest rate of 10%. The note is secured by a pledge of all of the interests in our wholly owned subsidiary Lustre Oil Company LLC. In February 2023, our CFO made several advances to us, totaling $50,000. On March 15, 2023, we received an additional loan of $30,000 from our CFO. During April and May of 2023, our CFO advanced another $62,099. The total amount of these advances aggregate to $292,099. The October 26, 2022 note and the aforementioned advances, totaling $292,099, were incorporated into a $400,000 note dated November 27, 2023. On May 18, 2026, an interest payment of $98,041 was paid to our CFO and on June 8, 2026, a principal payment of $80,000 was repaid, bringing the outstanding balance on the note to $212,099.

Director Independence.

Both Mr. Price and Mr. Beckham serve as “independent” directors based on the definition of independence in the listing standards of NASDAQ Marketplace Rule 4200(a)(15).

Item 14. Principal Accounting Fees and Services

(1) Audit Fees

The aggregate fees billed by the independent accountants for each of the last two fiscal years for professional services for the audit of the Company’s annual consolidated financial statements and the review of consolidated financial statements included in the Company’s Form 10-Q and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those fiscal years were $149,000 for the fiscal year ended May 31, 2026 and $216,000 for the fiscal year ended May 31, 2025.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under paragraph (1) above was $0.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years ending May 31, 2026 and 2025 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was $30,225 and $29.785, respectively.

(4) All Other Fees

During the last two fiscal years ending May 31, 2026 and 2025, respectively there were $0 fees charged by the principal accountants other than those disclosed in (1), (2) and (3) above.

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

The following financial statement schedules are included as part of this report:

None.

(a) (3) Exhibits

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.4	Certificate of Amendment to Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed May 30, 2023 and incorporated herein by reference.

10.1	Letter Agreement dated October 16, 2009 between the Company and Mark See, CEO, regarding CEO compensation package, included as Exhibit 10.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

10.2	Letter Agreement dated October 20, 2009 between the Company and Bradley E. Sparks regarding CFO compensation package, included as Exhibit 10.2 to our Form 10-K filed September 14, 2010 and incorporated herein by reference.

10.3	Letter Agreement dated October 16, 2013 between the Company and Christopher E. Lindsey, General Counsel and Secretary, regarding compensation, included as Exhibit 10.3 to our Form 10-K filed August 29, 2014 and incorporated herein by reference.

10.4	Purchase Agreement, included as Exhibit 10.1 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.5	Amended and Restated Form of Warrant to Purchase Stock of Laredo Oil, Inc. (amending Form of Warrant to Purchase Stock of Laredo Oil, Inc. included as Exhibit 10.2 in our Current Report on Form 8-K filed June 9, 2010)., included as Exhibit 10.1 to our Form 10-Q filed October 17, 2011 and incorporated herein by reference.

10.6	Form of Subordinated Convertible Promissory Note, included as Exhibit 10.3 to our Form 8-K filed June 9, 2010 and incorporated herein by reference.

10.7	Securities Purchase Agreement, dated as of July 26, 2010, among the Company and each Purchaser identified on the signature pages thereto, included as Exhibit 10.1 to our Form 8-K filed July 28, 2010 and incorporated herein by reference.

10.8	Amended and Restated Form of Common Stock Purchase Warrant (amending Form of Common Stock Purchase Warrant included as Exhibit 10.7 in our Current Report on Form 8-K filed June 20, 2011), included as Exhibit 10.2 to our Form 10-Q dated October 17, 2011 and incorporated herein by reference.

10.9	Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed November 24, 2010 and incorporated herein by reference.

10.10	Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated November 22, 2010 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed November 24, 2010), included as Exhibit 10.1 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.11	Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation, included as Exhibit 10.1 to our Form 8-K filed April 8, 2011 and incorporated herein by reference.

10.12	Form of Amended and Restated Senior Promissory Note accompanying Loan Agreement dated April 6, 2011 between Laredo Oil, Inc. and Alleghany Capital Corporation (amending the Form of Senior Promissory Note included as Exhibit 10.2 in our Current Report on Form 8-K filed April 12, 2011), included as Exhibit 10.2 to our Form 8-K filed November 18, 2011 and incorporated herein by reference.

10.13	Laredo Oil, Inc. 2011 Equity Incentive Plan, included as Exhibit 4.1 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.14	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Stock Option Award Certificate, included as Exhibit 4.2 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.15	Form of Laredo Oil, Inc. 2011 Equity Incentive Plan Restricted Stock Award Certificate, included as Exhibit 4.3 to our Form S-8 filed on November 8, 2011 and incorporated by reference herein.

10.16	Amended and Restated Laredo Management Retention Plan dated as of October 11, 2012, included as Exhibit 10.1 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.17	Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC., included as Exhibit 10.16 to our Form 10-K filed on August 29, 2012 and incorporated by reference herein.

10.18	Amendment to Certificate of Formation of Laredo/SORC Incentive Plan Royalty, LLC, included as Exhibit 10.2 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.19	Limited Liability Company Agreement of Laredo Royalty Incentive Plan, LLC, dated as of October 11, 2012, included as Exhibit 10.3 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.20	Form of Restricted Common Unit Agreement for Laredo Royalty Incentive Plan, LLC., included as Exhibit 10.4 to our Form 10-Q filed on October 15, 2012 and incorporated by reference herein.

10.21	Note dated April 28, 2020 executed by Laredo Oil, Inc. in favor of IBERIABANK, included as Exhibit 10.1 to our Form 8-K filed May 1, 2020 and incorporated herein by reference.

10.22	Limited Liability Company Agreement of Cat Creek Holdings LLC, a Montana limited liability company, dated effective as of June 30, 2020, executed by the Company, Lipson Investments LLC and Viper Oil & Gas, LLC, included as Exhibit 10.22 to our Form 10-K filed on August 31, 2020, and incorporated herein by reference.

10.23	Asset Purchase and Sale Agreement dated as of July 1, 2020, by and between Carrell Oil Company and Cat Creek Holdings LLC, included as Exhibit 10.23 to our Form 10-K filed on August 31, 2020, and incorporated herein by reference.

10.24	Securities Purchase Agreement dated as of December 31, 2020, by and among the Company, Alleghany Corporation, Stranded Oil Resources Corporation and SORC Holdings LLC, included as Exhibit 10.1 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference.

10.25	Consulting Agreement dated as of December 31, 2021, by and between the Company and Alleghany Corporation, included as Exhibit 10.2 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference.

10.26	Consolidated Amended and Restated Senior Promissory Note dated as of December 31, 2020, executed by the Company for the benefit of Alleghany Corporation, included as Exhibit 10.3 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference.

10.27	Security Agreement dated as of December 31, 2020, executed by the Company for the benefit of Alleghany Corporation, included as Exhibit 10.4 to our Form 10-Q filed on January 19, 2021, and incorporated herein by reference

10.28	Note dated effective as of February 3, 2021, executed by the Company in favor of First Horizon Bank, included as Exhibit 10.5 to our Form 10-Q filed on April 19, 2021, and incorporated herein by reference.

14.1	Code of Ethics for Employees and Directors, included as Exhibit 14.1 to our Form 10-K filed September 14, 2010 and incorporated herein by reference

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.
(the “Registrant”)

Date: September 14, 2026	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 14, 2026	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 14, 2026	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: September 14, 2026	By:	/s/ Donald Beckham
Donald Beckham
Director

Date: September 14, 2026	By:	/s/ Michael H. Price
Michael H. Price
Director

LAREDO OIL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Laredo Oil, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Laredo Oil, Inc. (the Company) as of May 31, 2026 and 2025, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

The Woodlands, TX

September 14, 2026

Laredo Oil, Inc.
Consolidated Balance Sheets

	May 31, 2026	May 31, 2025
ASSETS

Current Assets
Cash and cash equivalents and restricted cash	420,676	$249,409
Receivables - related party	37,500	-
Prepaid expenses and other current assets	33,863	21,156
Assets of discontinued operations	-	27,958
Total Current Assets	492,039	298,523

Property and Equipment
Oil and gas acquisition and drilling costs	-	1,001,209
Property and equipment, net	67,172	108,286
Total Property and Equipment, net	67,172	1,109,495

Investment in entity – related party	643,225	-
Other assets	10,000	30,000
Non-current assets of discontinued operations	-	10,000

TOTAL ASSETS	$1,212,436	$1,448,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$2,813,598	$2,027,487
Accounts payable and accrued liabilities – related party	604,243	402,344
Accrued payroll liabilities	3,719,601	3,752,527
Accrued interest	724,792	656,460
Deferred well development costs	2,549,260	2,799,260
Convertible debt contributed for net working interest	575,000	575,000
Bridge securities, net of debt discount	202,261	352,478
Promissory note, net of debt discount	-	181,349
Revolving note	1,060,061	1,060,061
Note payable – related party	292,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	62,349	61,729
Liabilities of discontinued operations	-	130,812
Total Current Liabilities	13,221,198	12,909,540

Asset retirement obligation	157,394	157,394
Long-term note, net of current portion	763,352	825,701
Liabilities of discontinued operations	-	127,698
Total Noncurrent Liabilities	920,746	1,110,793

TOTAL LIABILITIES	14,141,944	14,020,333

Commitments and Contingencies (Note 13)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock: $0.0001 par value; 120,000,000 and 120,000,000 shares authorized; 84,244,558 and 74,771,476 issued and outstanding as of May 31, 2026 and 2025, respectively	8,424	7,477
Additional paid in capital	20,939,108	13,275,577
Subscription paid in advance	-	50,000
Accumulated deficit	(33,877,040)	(25,905,369)

Total Stockholders’ Deficit	(12,929,508)	(12,572,315)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,212,436	$1,448,018

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Operations

	Year Ended May 31, 2026	Year Ended May 31, 2025
Revenue	3,141	$9,423

Gross profit (loss)	3,141	9,423

Lease Operating Expense	37,960	138,853
General, selling and administrative expenses	4,933,624	1,832,546
Consulting and professional services	1,729,594	603,682
Impairment expense	348,393	21,716
Total Operating Expense	7,049,571	2,596,797

Operating loss	(7,046,430)	(2,587,374)

Other income/(expense)
Other non-operating income	15,963	628,702
Gain on sale of assets		-
Interest expense, net	(888,864)	(489,918)

Net loss from continuing operations	(7,919,331)	$(2,448,590)

Net loss from discontinued operations	52,340	733,284

Net loss	(7,971,671)	(3,181,874)

Net loss per share
Net loss per share from continuing operations, basic and diluted	(0.10)	$(0.03)

Net loss per share from discontinued operations, basic and diluted	(0.00)	(0.01)
Net loss per share, basic and diluted	(0.10)	(0.04)

Weighted average number of basic and diluted common shares outstanding	77,113,818	73,605,387

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statement of Stockholders’ Deficit
For the Years Ended May 31, 2026 and 2025

	Common Stock		Preferred Stock		Additional Paid	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Paid in Advance	Deficit	Deficit
Balance at May 31, 2024	71,993,265	$7,199	-	$-	$11,530,169	$-	$(22,723,495)	$(11,186,127)

Sale of shares for cash	2,678,211	268	-	-	1,164,932	50,000	-	1,215,200

Issuance of common stock in exchange for note payable retirement	100,000	10	-	-	49,990	-	-	50,000

Gain on investment in oil and gas properties – related party	-	-	-	-	510,800	-	-	510,800

Issuance of warrants	-	-	-	-	19,686	-	-	19,686

Net Loss	-	-	-	-	-	-	(3,181,874)	(3,181,874)

Balance at May 31, 2025	74,771,476	$7,477	-	$-	$13,275,577	$50,000	$(25,905,369)	$(12,572,315)

	Common Stock		Preferred Stock		Additional Paid	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Paid in Advance	Deficit	Deficit
Balance at May 31, 2025	74,771,476	$7,477	-	$-	$13,275,577	$50,000	$(25,905,369)	$(12,572,315)

Sale of shares	5,804,184	580	-	-	2,684,220	(50,000)	-	2,634,800

Issuance of common stock in exchange for debt retirement	1,777,231	178	-	-	1,480,360	-	-	1,480,538

Warrants exercised in exchange for debt retirement	1,462,357	146	-	-	628,668	-	-	628,814

Warrant exercise for cash	12,643	1	-	-	5,435	-	-	5,436

Issuance of stock for service	416,667	42	-	-	99,958	-	-	100,000

Relative fair value of warrants issued with debt	-	-	-	-	204,716	-	-	204,716

Stock based compensation	-	-	-	-	2,287,282	-	-	2,287,282

Sale of interest in Hell Creek Crude , LLC	-	-	-	-	272,892	-	-	272,892

Net Loss	-	-	-	-	-	-	(7,971,671)	(7,971,671)

Balance at May 31, 2026	84,244,558	8,424	-	-	20,939,108	-	(33,877,040)	(12,929,508)

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	May 31, 2026	May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	(7,919,331)	$(2,448,590)
Net loss from discontinued operations	(52,340)	(733,284)
Net loss	(7,971,671)	(3,181,874)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation expense	2,287,282	-
Issuance of stock in exchange for service	100,000	-
Amortization of debt discount	272,764	83,733
Impairment of equity investment	5,094	-
Impairment of long-term assets	343,299	21,716
Depreciation expense	40,811	27,213
Net loss on discontinued operations	-	733,284
Loss on disposal of assets	303	-
Loss on conversion	591,919	-
Changes in operating assets and liabilities:
Receivables	-	8,346
Receivables from related party	-	-
Prepaid expenses and other current assets	(12,707)	(3,815)
Bond	20,000
Accounts payable and accrued liabilities	1,017,601	88,347
Accrued payroll	(32,926)	587,385
Accrued interest	210,515	222,295

NET CASH USED IN OPERATING ACTIVITIES	(3,127,716)	(1,413,370)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in equity method investment	(20,000)	-
Cash paid for acquisition of oil and gas assets	-	(794,521)

NET CASH USED IN INVESTING ACTIVITIES	(20,000)	(794,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	2,634,800	-
Proceeds from exercise of warrants	5,436	-
Repayment of convertible debt	-	(119,706)
Proceeds from promissory notes	1,275,000	200,000
Repayment of promissory notes	(99,750)	-
Proceeds from bridge notes	200,000	384,000
Repayment of bridge notes	(399,614)	(233,136)
PPP loan repayments	(61,729)	(66,682)
Proceeds from prefunded drilling costs	-	2,250,000
Repayment of prefunded drilling costs	(250,000)	(1,250,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,304,143	2,379,676

Net increase/(decrease) in cash and cash equivalents from continuing operations	156,427	171,785

Cash and cash equivalents at beginning of period	249,409	127,624

Net cash provided by/(used in) discontinued operations
Cash provided by operating activities	14,840	1,598,143
Cash used for investing activities	-	(2,379,643)
Cash used in financing activities	-	731,500
Net cash provided by/(used in) discontinued operations	14,840	(50,000)

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AT END OF PERIOD	420,676	$249,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest expense	$299,370	$83,002
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Oil and gas acquisition costs in accounts payable	$-	$73,598
Transfer of oil and gas assets to investment in entity – related party	$643,225	$-
Gain on sale of membership interest in HCC – related party	$272,892	$-
Relative fair value of warrants granted with debt	$204,716	$19,686
Gain on investment in oil and gas properties – related party	$-	$510,800
Initial asset retirement obligation and related liability	$-	$124,024
Reclassification of contingent liability to convertible debt	$-	$648,317
Exercise of warrant in exchange for debt and related interest repayment	$628,814	$-
Sale of stock in exchange for debt and related interest repayment	$888,619	$-
Issuance of common stock in exchange for note payable	$-	$50,000

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

On June 14, 2011, we entered into several exclusive licensing and management agreements with Stranded Oil Resources Corporation, or SORC, a wholly owned subsidiary of Alleghany Corporation, or Alleghany. to manage the acquisition and operation of mature oil fields in Kansas, Wyoming and Louisiana, focused on the recovery of “stranded” oil from those mature fields primarily using UGD. We performed those services in exchange for a carried interest in SORC, a quarterly management fee and reimbursement from SORC of our employee-related expenses. Such fees and reimbursements were effectively all of our revenues prior to our acquisition of SORC via the closing of the Securities Purchase Agreement with Alleghany described below. During the nearly 10-year relationship with Alleghany, we continued to develop our UGD technology while enhancing our intellectual property and know-how.

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

Prior to purchasing the shares of SORC, while implementing underground gravity drainage, or UGD, projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana in the Lustre and Midfork fields and the West Fork area. As of May 31, 2026, five wells have been drilled in the Lustre and Midfork fields. None have been economically successful due primarily to encountering excess water. Further, as of May 31, 2026, the majority of the leases acquired have expired or been released, and the Company does not intend to renew them.

The Company formed a Texas registered entity on November 19, 2025, named Laredo Mex, LLC, to manage any future operations located in Mexico. To date, no transactions have been incurred by this entity, but dialogue continues with potential Mexican partners.

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

During the year ended May 31, 2026, the Company’s equity investment, Cat Creek Holdings, LLC (CCH), issued a $20,000 capital call to Laredo to help fund operational expenses. As CCH has remained unprofitable, Laredo recorded a $5,094 impairment of this additional investment, offset by a $14,906 eliminated payable to CCH.

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the years ended May 31, 2026 and 2025, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of May 31, 2026 and 2025. At times, the Company maintains cash balances deposited at its financial institution that exceed FDIC insured limits.

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

The restricted cash balance has been reduced to zero from the investments received from accredited investors in our wholly-owned subsidiary, West Fork Resources, LLC (“West Fork”), which was formed to develop and find oil reserves in portions of the West Fork area located north of the Fort Peck Reservation at the western edge of the Williston Basin. Due to the length of time the Company experienced raising funds, some investors received a refund of $1.2 million of their invested amounts. The Company has used the remaining invested funds, totaling $750,000, to initiate the West Fork well-development project. Effective January 1, 2026, the Company exchanged $643,225 invested with a drilling company for 5 Class A membership units in Hell Creek Crude, LLC as part of a $20.6 million drilling project in the Midfork area managed by B&B Oil LLC, a related party. These assets are reclassified and recorded as an investment in a related party entity.

The following table provides a reconciliation of the Company’s cash, cash equivalents, and restricted cash reported within the consolidated balance sheet that sum to the same amounts shown in the statement of cash flows.

	May 31, 2026	May 31, 2025
Cash and cash equivalents	$420,676	$63,294
Restricted cash	-	186,115
	$420,676	$249,409

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

The depreciation recorded for the year ended May 31, 2026 and 2025 was $40,811 and $29,879.

	May 31,	May 31,
	2026	2025
Vehicles and equipment	193,463	$193,766
Less: Accumulated depreciation	126,291	85,480

Property and equipment, net	67,172	$108,286

Oil and gas acquisition and drilling costs - Oil and gas acquisition and drilling costs include expenditures representing investments in unproved and unevaluated properties and include non-producing leasehold, leasehold or drilling interest costs, and costs to drill one exploratory well. Exploratory drilling costs are deferred until the outcome of the well is known. If an exploratory well finds proved reserves, the deferred costs are transferred to the company’s Wells and Related Equipment and Facilities accounts. Costs are reviewed annually to determine if impairment has occurred. As a result of the uncertainty surrounding successful well completion and the availability of future funding to develop our acquired mineral rights, we are not providing disclosures until we have proved reserves requiring such disclosures. In conjunction with the Texakoma agreement, three wells have been drilled but are unevaluated pending successful and economical disposal of water encroachment encountered. As they currently are not producing economical volumes of crude oil and in the absence of a reserve report identifying proved reserves, the Company has impaired those investments as of May 31, 2024. Similarly, the Midfork Well has not produced economical volumes and has been shut-in prior to May 31, 2025. Under the Participation Agreement, the Midfork oil and gas acquisition and drilling costs incurred have been offset against the deferred well development costs. In the year ending May 31, 2025, an impairment totaling $653,874 has been recorded primarily in connection with costs associated with the Midfork Well. On November 15, 2025, the Company’s subsidiary Hell Creek Crude, LLC was sold to B&B Oil, LLC, a related party. As of May 31, 2026, oil and gas assets and lease acquisition costs totaling $343,299 comprised of $232,774 expired property leases and $110,525 other oil and gas assets with no current plans for utilization have been impaired. The remaining oil and gas assets held by the West Fork subsidiary totaling $643,225 have been utilized to invest in a minority interest in Hell Creek Crude, LLC sold to B&B Oil, LLC and has been reclassified to Investment in related party entity. Unevaluated properties lease and bonus costs are capitalized while landman and legal cost of acquiring properties are expensed as incurred.

Subsequent to the impairment, the Company has recorded oil and gas acquisition and drilling costs totaling $0 and $1,001,209 as of May 31, 2026 and 2025, respectively.

	May 31,	May 31,
	2026	2025
Intangible and tangible drilling costs	$-	$762,404
Lease acquisition costs	-	238,805

Oil and gas acquisition and drilling costs	$-	$1,001,209

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

As of May 31, 2024 the Company’s asset retirement obligations were recorded in connection with the Olfert 11-4 well as well as the working interest in the Texacoma wells. The Company established an additional asset retirement obligation in July 2024, when it commenced drilling the Reddig well in the Hell Creek Crude oil field. At that time, the initial asset retirement obligation asset and related liability were recorded at the net present value totaling $88,883 utilizing the Company’s cash flow estimate based on the assumption a 25-year expected life of the well discounted using a credit-adjusted risk-free interest rate of 4%. When the Reddig well was shut-in, the Company revalued the estimated asset retirement obligation. The revalued asset retirement obligation asset totaling $127,698, net of depreciation was written off to impairment expense. The revised asset retirement was calculated utilizing the Company’s updated cash flow estimate assumption of a 2-year expected life of the well, inflation rate of 2.7%, discounted using a credit-adjusted risk-free interest rate of 4%. The asset retirement obligation for HCC was assumed by B&B Oil in the membership sale transaction.

The asset retirement obligation for all wells totaled $157,394 as of both May 31, 2026 and 2025. The asset retirement obligation for HCC well totaling $127,698 is included in the liabilities of discontinued operations as of May 31, 2025.

	May 31, 2026	May 31, 2025
Olfert 11-4 well	$114,896	$114,896
Reddig 11-21 well, discontinued operations	-	-
Texakoma wells (15% net working interest)	42,498	42,498

Total	$157,394	$157,394

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

NOTE 6 – DEFERRED WELL DEVELOPMENT COSTS

The Company records investor investments in individual oil wells as a liability totaling $2,549,260 and $2,799,260 as of May 31, 2026 and 2025, respectively. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. As well related cash is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split. The balance recorded as of May 31, 2026 shows $1,799,260 invested in the Olfert 11-4 well. The Reddig well commenced production during fiscal 2025. Due to uneconomical production, the well was shut in prior to May 31, 2025. As the operator under the participation agreement, the $2,835,500 investment received from investors for the Reddig 11-21 well is offset with related oil and gas assets. In connection with the Reddig well shut in, $648,317 has been reclassified from deferred well development costs to convertible debt contributed for net working interest and the related accrued interest. Both Olfert 11-4 and Reddig 11-21 are located in Valley County, Montana. On November 15, 2025, Hell Creek Crude LLC, the operator of Reddig 11-21, was purchased by B&B Oil, LLC and recorded as discontinued operations.

The Company recorded $2,250,000 advanced by accredited investors to West Fork as a Deposit for Well Development. Prior to May 31, 2026, certain West Fork investors requested funds to be refunded and were repaid $1,500,000 since the project had not yet been funded in its entirety. The remaining $750,000 West Fork Deposit for Well Development was redeployed as a $643,225 purchase of membership units in Hell Creek Crude, LLC as of May 31, 2026. The remaining West Fork oil and gas assets totaling $110,525 have been impaired as of May 31, 2026 and are included in impairment expense disclosed in the Consolidated Statement of Operations. See Note 8.

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000 plus interest accrued at an annual rate of 10%. As of May 31, 2026, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

In March 2026 and October 2025, Amalfi Investment Services LLLP, owned by Mr. Robert Adamo, an accredited investor, purchased 1,000,000 and 1,500,000 restricted shares of the Company’s common stock at a purchase price of $0.50 and $0.43 per share totaling $500,000 and $645,000, respectively. In May 2023 the Company received funds pursuant to a Stock Purchase Agreement with Mr. Adamo to purchase 6,062,886 restricted shares of the Company’s common stock, at a purchase price of $0.0441 per share, totaling $267,320. As a result of these investments, Mr. Adamo now holds greater than 10% of the Company’s outstanding shares. Prior to becoming a shareholder, in November 2022, Mr. Adamo invested $100,000 pursuant to the Secured Convertible Debt under the terms as disclosed in Note 12 and is an investor in the Reddig 11-21 well. Including his original investment and capital calls, Mr. Adamo invested a total of $510,800 into the Reddig 11-21 well.

On November 15, 2025, B&B Oil acquired 100% of the membership interest of Hell Creek Crude, LLC, or HCC, from Laredo for consideration of 50% of future distributions to B&B Oil. The transaction is recorded in discontinued operations, the net liabilities totaling $272,892 have been eliminated and recorded in additional paid in capital.

As part of the aforementioned acquisition, HCC entered into a consulting agreement with Laredo whereby HCC would reimburse expenses associated with drilling and developing conventional oil wells. Since HCC has no full-time employees, B&B Oil Company, HCC’s operator has requested and Laredo has agreed for their employees to devote a percentage of their time to HCC. In accordance with that agreement, Laredo invoiced HCC $569,000 for expenses incurred subsequent to November 15, 2025. This amount is estimated to be recognized through 2026 associated with services performed related to well site selection, drilling, development and completion costs associated with 6 wells HCC has planned for development. As of May 31, 2026, approximately $306,000 has been recognized in payroll expense. The remaining deferred income related to this agreement totaling $263,000 and is included in Accounts payable and accrued liabilities is expected to be recognized over the remainder of calendar year 2026. At this point, no additional payments are expected to be owed or repaid.

Prior to the aforementioned acquisition, B&B Oil LLC (“B&B”), for which Mr. Adamo is a principal owner, reimbursed HCC $71,681 for a sonic log that is used for its 3D seismic studies. HCC acquired the information while purchasing seismic data for the Midfork field. The principal owners of B&B have provided fundraising assistance related to the Reddig 11-21 well. During the year ending May 31, 2026, B&B reimbursed Laredo for shared service expenses related to office expenses and one employee. In addition, B&B requested a transformer to be purchased. As a result, HCC received reimbursements for these activities through November 15, 2025. As of May 31, 2026, HCC owes Laredo an additional $37,500 related to cash advances to HCC to pay vendors. This amount is recorded as a related party receivable.

We were unable to raise $7.5 million to drill the planned three exploratory wells by selling units of West Fork Resources, LLC. Preliminary development operations such as acquiring seismic data, site selection, and permitting was started, as investors for $750,000 of the $2.25 million funds initially raised elected to commence drilling operations during fiscal year 2025. Upon request, the remaining $1.5 million was returned to the investors. During fiscal year 2026, invested funds totaling $643,225 were transferred to Hell Creek Crude LLC operated by B&B Oil, LLC for 5 membership interest units, amounting to 3% ownership in a $20.6 million oil and gas project. There will be no additional development in West Fork Resources, LLC for the foreseeable future. The membership interest units are recorded as an investment in related party entity. The remaining $110,525 West Fork oil and gas assets were written off to impairment expense as of May 31, 2026.

As of May 31, 2026, Mr. Adamo, owns or controls approximately 9.2 million shares of the Company’s common stock, comprised of the shares purchased in March 2026, October 2025 and in May 2023 as well as 600,000 shares previously purchased, and holds greater than 10% of the Company’s outstanding shares. On July 22, 2024, Mr. Adamo advanced $50,000 to Lustre, which amount is recorded in accounts payable -related party as of May 31, 2026. The advance transaction is undocumented but expected to be repaid. The repayment terms are subject to negotiation. Mr. Adamo agreed to using $10,000 of the advance to fund a portion of the Cranston SWD purchase. The remaining funds advanced by Mr. Adamo have been used to satisfy general corporate purposes as of May 31, 2026.

Accounts payables contain $137,500 for each of our two outside board members who receive quarterly board stipends. In addition, as of May 31, 2026 Laredo has recorded accounts payable to the CFO, CEO and other employees for expense reports totaling $1,010, $12,683 and $4,075, respectively.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

As of May 31, 2026 and 2025, there were 2,055,555 and zero unvested and unrecognized shares, respectively.

The following table summarizes information about options granted during the years ended May 31, 2026 and 2025:

	Number of Shares	Weighted Average Exercise Price
Balance, May 31, 2024	21,100,000	$0.08
Options granted and assumed	-	-
Options expired	(1,100,000)	0.38
Options cancelled, forfeited	-	-
Options exercised	-	-

Balance, May 31, 2025	20,000,000	$0.06
Options granted and assumed	9,725,000	0.28
Options expired	-	-
Options cancelled, forfeited	-	-
Options exercised	-	-

Balance, May 31, 2026	29,725,000	$0.13

The Company granted options for the purchase of 9,725,000 shares of the Company’s common stock at a price of $0.28 per share during the second quarter of fiscal year 2026. Options to purchase common stock totaling 7,475,000 vested immediately on the grant date, options to purchase 1,000,000 shares of common stock vest monthly over three years and the final 1,250,000 options to purchase shares of common stock contingently vest upon achieving certain requirements. There were 20,000,000 shares underlying the Company’s outstanding options granted during fiscal year ending May 31, 2023, at a weighted average exercise price of $0.06 per share.

The Company made no option grants in fiscal year 2025.

The Black-Scholes option pricing model is used to estimate the fair value of options granted under our stock incentive plan.

The fair value of the stock option grants, as of the respective fiscal year 2026 grant date amounted to approximately $2,640,772. The weighted average assumptions used in calculating these values were based on the following:

2026
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

The Company recorded share-based compensation for stock option grants totaling $2,080,412 in general, selling and administrative expense during the fiscal year ended May 31, 2026.

All stock options are exercisable upon vesting. As of May 31, 2026 and 2025, respectively there were 27,669,445 and 20,000,000 vested options outstanding at a weighted average exercise price of $0.12 and $0.06, respectively.

Restricted Stock

During the fourth fiscal quarter ended May 31, 2026, the Company entered stock purchase agreements with various accredited investors and received $2,238,615 in cash or debt exchange for the issuance of 4,477,231 shares of common stock at $0.50 per share. A financial advisory firm received 416,667 shares of common stock for services rendered worth $100,000.

During the third fiscal quarter of 2026, the Company entered a stock purchase agreement with an accredited investor and received $125,000 for the issuance of 290,697 shares of common stock at $0.43 per share. The Company also sold 232,558 shares of common stock to another accredited investor at $0.43 per share who deposited $100,000 with the Company.

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

Warrants

The following table summarizes information about warrant activity during the two years ended May 31, 2026:

	Outstanding Warrants	Weighted Average Exercise Price
Balance, May 31, 2024	1,260,870	$0.10
Warrants issued to purchase common stock	200,000	0.23
Warrants expired	-	-
Warrants cancelled, forfeited	-	-
Warrants exercised	-	-

Balance, May 31, 2025	1,460,870	$0.11
Warrants issued to purchase common stock	1,583,139	0.51
Warrants expired	-	-
Warrants cancelled, forfeited	-	-
Warrants exercised	(1,475,000)	0.40

Balance, May 31, 2026	1,569,009	$0.24

During the fourth fiscal quarter of 2026, the Company issued warrants to purchase 308,139 shares of its common stock at a weighted average exercise price of $0.83 per share, associated with public relations and fundraising services. The grant date fair value of the issued stock warrants issued during the quarter ending May 31, 2026 totaled $206,870. The Black Scholes option pricing model was used to estimate the fair value of the warrants granted. The weighted average assumptions used in calculating the estimated fair value included a 3.69% risk free interest rate, a 0% expected dividend yield, a 148% expected volatility and a 4.4-year expected life.

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

As of May 31, 2025, warrants to purchase 200,000 shares of common stock at a strike price of $0.43 per share were issued with the placement of a $200,000 short-term demand note bearing interest at 12% per annum. The grant date fair value of the stock warrants during the year ending May 31, 2025 totaled $21,835. The Black-Scholes option pricing model is used to estimate the fair value of warrants granted. The weighted average assumptions used in calculating the estimated fair value included a 4.0% risk free interest rate, a 0% expected dividend yield, a 95.6% expected volatility and a 2 year expected life. See Note 13.

During fiscal year ending May 31, 2026, 1,462,357 shares of common stock were issued upon exercise of warrants cashless basis in exchange for repayment of debt totaling $628,814. An additional 12,643 shares of common stock were issued upon exercise of warrants for a payment of $5,436.

NOTE 10 – NOTES PAYABLE

12% Bridge Note

On May 15, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $238,050 receiving $200,000 in net cash proceeds. The promissory note had an original issue discount of $31,050. In addition, $7,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due May 15, 2027, and is repaid with the first installment of $133,308 due November 15, 2026 and six equal monthly installments of $22,218 starting December 15, 2026. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2026, the Company no accrued interest is recorded and payments of principal and interest are current.

Secured Convertible Debt Contributed as Consideration for Participation Agreement

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The promissory notes accrued interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and were convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. Effective January 19, 2024, $575,000 in principal amount of notes, and $73,317 of accrued interest, were contributed as part of a Participation Agreement funding the Reddig 11-21 oil well located in the Midfork field in Valley County, Montana. The notes were exchanged for a net working interest in the well, with the caveat that they would be deemed to be reinstated in full in the event the well was completed as a dry hole. In early 2025, the well was completed, became operational, and produced limited amounts of oil. Although the well was not a dry hole, it was uneconomical to operate and was shut in at the end of May 2025. Until final disposition of the well and notes is determined, the Company is reclassifying the notes and accrued interest as debt and accrued interest on the May 31, 2025 and 2026 Consolidated Balance Sheets. During the fiscal year May 31, 2026, the Company recorded additional interest expense on the notes resulting in accrued interest totaling $142,695.

12% Short Term Demand Note

The Company issued a short term note with a principal sum of $200,000 to an accredited investor on May 20, 2025. During the first half of fiscal 2026, the Company issued additional similar notes in the principal amount $1,275,000, respectively, with the same terms. The notes bear simple interest on the unpaid principal balance at a rate equal to 12% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the notes until the principal amount and all interest accrued thereon and all other amounts owed hereunder are paid. The unpaid Principal Amount, together with any unpaid accrued interest and all other amounts owed hereunder, shall be due and payable upon written demand by the majority of the note holders at any time after November 21, 2025. In connection with these notes, the Company issued warrants to purchase 1,475,000 shares of its common stock at an exercise price of $0.43. The relative fair value of the warrants, totaling $19,685 and $224,402, recorded in fiscal 2025 and fiscal 2026, respectively was recorded as deferred debt discount and additional paid in capital, which is amortized over the term of the loan. During the fiscal year ending May 31, 2026, $77,700 of the note balance and related accrued interest were repaid in cash. In May 2026, note holders exercised 1,475,000 warrants to repay $634,250 of the outstanding note balances. In order to settle the remaining note balances, the note holders and accredited investors, entered into Common Stock Purchase Agreements under the Security Purchase Offering in exchange for repayment of the remaining note balance totaling $734,986 and accrued interest totaling $115,027.

12% Ten Month Bridge Notes

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $40,250, receiving $35,000 in net cash proceeds, reflecting an original issue discount of $5,250. The bridge note is due February 15, 2026 and is repaid with the first installment of $22,540 due October 15, 2025 and four equal monthly installments of $5,635 starting November 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2026, the Company recorded accrued interest totaling $0, and the note has been repaid.

On February 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $146,160, receiving $120,000 in net cash proceeds. The promissory note had an original issue discount of $20,160. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due December 15, 2025 and is repaid with the first installment of $81,849 due August 15, 2025 and four equal monthly installments of $20,462 starting September 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2026, the accrued interest balance is zero, and the note has been repaid.

On December 17, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $64,960, receiving $50,000 in net cash proceeds. The bridge note had an original issue discount of $8,960. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due October 15, 2025 and is repaid with the first installment of $36,377 due June 15, 2025 and four equal monthly installments of $9,094 starting July 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2026, the accrued interest balance is zero, and the note has been repaid.

12% Ten Month Promissory Note

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $82,800, receiving $65,000 in net cash proceeds. The promissory note had an original issue discount of $10,800. In addition, $7,000 of debt issue costs were deducted from the gross proceeds to the Company. The note is due on February 15, 2026 and is repaid in ten equal monthly payments of $9,273.60, commencing on May 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2026, the Company recorded accrued interest totaling $0, and the note has been repaid.

On December 2, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $138,000, receiving $114,000 in net cash proceeds. The promissory note had an original issue discount of $18,000. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The note was due on October 15, 2025, and is repaid in ten equal monthly payments of $15,456 commencing on January 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of May 31, 2026, the Company recorded accrued interest totaling $0 and the note has been repaid.

10% Secured Promissory Demand Note

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000, plus interest accrued at an annual rate of 10%. As of May 31, 2026, the aggregate amount of advances, excluding accrued interest, was $292,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement. In May 2026, the Company paid $98,041 to reduce accrued interest on Demand Note. The accrued interest balance amounted to $1,280 as of May 31, 2026.

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note (the “Note”). The Note accrues interest on the outstanding principal sum at the rate of 12.0% per annum, and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June, July and August, 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061. On November 24, 2023, the investor added another $25,000 to the Note bringing the total principal outstanding to $310,061. The note remains outstanding and the Company is paying interest of $3,101 monthly and is current as of May 31, 2026.

Secured Promissory Note

The Company issued a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of May 31, 2026 the note is recorded as current and outstanding. Starting on January 1, 2024, the Company is accruing interest at the rate of 18.0% per annum. The accrued interest balance amounted to $396,397 as of May 31, 2026. On July 2, 2025, the Company paid $100,000 to reduce accrued interest on the Secured Note.

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

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek.

Alleghany Notes

Schedule of Notes Payable – Related Party

	May 31,	May 31,
	2026	2025
Total note payable – Alleghany	$617,934	$617,934
Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of May 31, 2026 and May 31, 2025, the Senior Consolidated Note is recorded as current and remains outstanding.

Paycheck Protection Program Loan

Schedule of Paycheck Protection Program

	May 31,	May 31,
	2026	2025
Total PPP Loan	$825,701	$887,430
Less amounts classified as current	62,349	61,729

PPP loan, excluding current portion	$763,352	$825,701

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. The portion of the loan forgiven has been recorded as income from the extinguishment of its loan obligation as of the date when the Company is legally released from being the primary obligor in accordance with ASC 405-20-40-1. Monthly payments commenced on September 1, 2021 and all principal and interest on the first Note was fully repaid in fiscal year ending May 31, 2025.

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of May 31, 2026, the Company is current and compliant with the restructured payment plan. As of May 31, 2026 and 2025, the Company owes $825,701 and $887.430, respectively regarding the remaining balance on the Second Note.

NOTE 11 – DISCONTINUED OPERATIONS

On November 15, 2025, B&B Oil acquired 100% of the membership interest of Hell Creek Crude, LLC, or HCC, from Laredo for consideration of 50% of future distributions to B&B Oil. The transaction is recorded in discontinued operations, the net liabilities totaling $272,892 have been eliminated and recorded in additional paid in capital.

The assets and liabilities associated with discontinued operations were as follows for May 31, 2026, and 2025:

	May 31, 2026	May 31, 2025
ASSETS OF DISCONTINUED OPERATIONS

Current Assets of Discontinued Operations
Cash and cash equivalents and restricted cash	$-	$27,958
Total Current Assets of Discontinued Operations	-	27,958

Other assets	-	10,000

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$-	$37,958

LIABILITIES OF DISCONTINUED OPERATIONS
Current Liabilities of Discontinued Operations
Accounts payable	$-	$130,812
Total Current Liabilities of Discontinued Operations	-	130,812

Asset retirement obligation	$-	$127,698
Total Noncurrent Liabilities of Discontinued Operations	$-	127,698

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$-	$258,510

The following table summarizes the Company’s loss from discontinued operations for the years ended May 31, 2026 and 2025:

	Year Ended May 31, 2026	Year Ended May 31, 2025
Revenue	$-	$-

Direct costs	-	-

Gross profit (loss)	-	-

Lease operating expense	35,326	85,942
General, selling and administrative expenses	7,857	6,616
Consulting and professional services	9,000	10,340
Impairment		632,158
Total Operating Expense from Discontinued Operations	52,183	735,056

Operating loss from discontinued operations	(52,183)	(735,056)

Other income/(expense)		1,119
Interest income/(expense)	(157)	653

Net loss from discontinued operations	$(52,340)	$(733,284)

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

The Company has not taken any tax positions that, if challenged, would have a material effect on the consolidated financial statements for the twelve-months ended May 31, 2026 and 2025. The Company’s tax returns for the fiscal years ended May 31, 2018 through 2025 remain subject to examination by the tax authorities.

The components of the Company’s deferred tax asset as of May 31, 2026 and 2025 are as follows:

	2026	2025
Net operating loss	$3,106,659	$1,777,909
Stock compensation	791,721	536,041
Impairment loss	1,157,796	1,112,333
Deferred compensation	755,729	767,205
Other	(3,729)	14,386
Valuation allowance	(5,808,176)	(4,207,874)
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2026	2025
Tax at statutory rate (21%)	$(1,808,206)	$(668,194)
Effect of non-taxable and non-deductible permanent differences	181,207	-
Effect of change in statutory tax rate	-	-
Other	26,697	3,765
Increase/(decrease) in valuation allowance	1,600,302	664,429
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire between 2031 and 2045. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

No office leases currently extend beyond one year. Rent expense amounted to $1,172 and $1,032 for each of the years ending May 31, 2026 and 2025.

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,225 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of May 31, 2026 and 2025, respectively, the estimated amounts due to Capex totaling $441,513 and $418,569 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued a Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum. As of May 31, 2026, and 2025, respectively, the estimated amounts due to Capstar totaling $359,537 and $365,489 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. As of May 31, 2025, the case was settled for the $164,235 balance plus accrued interest of 10% per year and the Company agreed to pay Warren Well $750 per month. Lustre made some of the agreed payments, but a judgment was entered on August 31, 2026, for $155,235 and accrued interest of $78,469. Interest will continue to accrue at 10%. As of May 31, 2026 and 2025, respectively, the estimated amounts due to Warren Well totaling $226,750 and $213,114 have been recorded in accounts payable.

On January 14, 2024 Nine Downhole Technologies, LLC aka Nine Energy Service (“Nine Downhole”) filed a complaint against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment plus accrued interest until the debt is paid in full. On June 1, 2025, Nine Downhole’s Motion for a summary disposition was granted in the amount of $41,842 together with costs and any post judgment interest until amount is paid in full. As of May 31, 2026 and 2025, $46,039 and $38,447 has been recorded in accounts payable.

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

NOTE 14 – SEGMENT INFORMATION

The Company operates as a single reporting segment engaged in acquisition and exploration efforts to find and develop oil reserves. The Chief Operating Decision Makers are the Company’s Chief Executive Officer and its Chief Financial Officer, who together (the “CODM”) evaluate company performance based on the consolidated financial statements prepared in accordance with GAAP included herein. Although the Company owns and manages multiple oil properties, the CODM does not evaluate individual properties as separate operating segments.

The CODM conducts quarterly financial reviews focusing on the Consolidated Statement of Operations, Balance Sheets and Statements of Cash Flows beginning on page F-3 of this report. Investment decisions, including the selection of leased mineral rights acreage and development, are made based on expected return on investment.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to May 31, 2026, the Company issued 1,101,000 shares to various accredited investors who deposited $550,500 with the Company. These shares were issued after stock purchase agreements were executed and funds received.

On June 20, 2026, 250,000 shares of restricted common stock were issued to a financial advisor for services rendered.

On June 8, 2026, the Company paid $80,000 to reduce principal on the $292,099 Amended and Restated Demand Promissory Note entered on November 27, 2023, bringing the balance to $212,099. (See Note 10).

On August 8, 2026, the Company sold a Bridge Note to an accredited investor in the total principal amount of $172,500.