Form 10-K/A
period 2026-05-31
Laredo Oil, Inc.
filed 2026-09-30
CIK 1442492

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Laredo Oil, Inc.’s Annual Report on Form 10-K for the period ended May 31, 2026, filed with the Securities and Exchange Commission on September 14, 2026 is solely to furnish the Inline eXtensible Business Reporting Language (iXBRL) data under Exhibit 101 and 104 to the Form 10-K in accordance with Rule 405 of Regulation S-T.

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

LAREDO OIL, INC.
(the “Registrant”)

Date: September 29, 2026	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 29, 2026	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 29, 2026	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Date: September 29, 2026	By:	/s/ Donald Beckham
Donald Beckham
Director

Date: September 29, 2026	By:	/s/ Michael H. Price
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