Form 10-Q
period 2026-08-31
Laredo Oil, Inc.
filed 2026-10-15
CIK 1442492

U.S. SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 85,945,558 shares of common stock issued and outstanding as of October 15, 2026.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited condensed consolidated financial statements (“financial statements”) have been prepared by Laredo Oil, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended May 31, 2026. These financial statements and the notes attached hereto should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on September 15, 2026. In the opinion of the Company’s management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of August 31, 2026, and the results of its operations for the three-month period and cash flows for the three-month period then ended, have been included. The results of the Company’s operations for the three-month period ended August 31, 2026, are not necessarily indicative of the results to be expected for the full year ending May 31, 2027.

Laredo Oil, Inc.
Condensed Consolidated Balance Sheets

	August 31, 2026 (Unaudited)	May 31, 2026
ASSETS

Current Assets
Cash and cash equivalents and restricted cash	$147,211	$420,676
Receivables - related party	41,100	37,500
Prepaid expenses and other current assets	36,027	33,863
Total Current Assets	224,338	492,039

Property and Equipment
Property and equipment, net	61,812	67,172
Total Property and Equipment, net	61,812	67,172

Investment in entity – related party	643,225	643,225
Other assets	10,000	10,000

TOTAL ASSETS	$939,375	$1,212,436

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$3,287,939	$2,813,598
Accounts payable and accrued liabilities – related party	476,405	604,243
Accrued payroll liabilities	3,825,469	3,719,601
Accrued interest	801,512	724,792
Deferred well development costs	2,549,260	2,549,260
Convertible debt contributed for net working interest	575,000	575,000
Bridge securities, net of debt discount	362,264	202,261
Secured notes	1,060,061	1,060,061
Note payable – related party	212,099	292,099
Note payable – Alleghany, net of debt discount	617,934	617,934
Note payable, current portion	62,505	62,349
Total Current Liabilities	13,830,448	13,221,198

Asset retirement obligation	157,394	157,394
Long-term note, net of current portion	747,667	763,352
Total Noncurrent Liabilities	905,061	920,746

TOTAL LIABILITIES	14,735,509	14,141,944

Commitments and Contingencies (Note 12)

Stockholders’ Deficit
Preferred stock: $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock: $0.0001 par value; 120,000,000 and 120,000,000 shares authorized; 85,495,558 and 84,244,558 issued and outstanding as of August 31, 2026 and May 31, 2026, respectively	8,550	8,424
Additional paid in capital	21,677,386	20,939,108
Accumulated deficit	(35,482,070)	(33,877,040)

Total Stockholders’ Deficit	(13,796,134)	(12,929,508)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$939,375	$1,212,436

The accompanying notes are an integral part of these consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31, 2026	Three Months Ended August 31, 2025
Revenue	$-	$1,543

Direct costs	-	-

Gross profit (loss)	-	1,543

Lease operating expense	9,695	4,696
General, selling and administrative expenses	577,900	557,067
Consulting and professional services	883,563	117,562
Impairment expense	-	-
Total Operating Expense	1,471,158	679,325

Operating income (loss)	(1,471,158)	(677,782)

Other income/(expense)
Other non-operating income	-	15,963
Interest expense	(133,872)	(276,162)

Net loss from continuing operations	$(1,605,030)	$(937,981)

Net loss from discontinued operations	-	(14,093)

Net loss	$(1,605,030)	$(952,074)

Net loss per share
Loss per share from continuing operations, basic and diluted	$(0.02)	$(0.01)
Loss per share from discontinued operations, basic and diluted	$(0.00)	$(0.00)

Net loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	84,811,612	74,872,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit (Unaudited)
For the three months ended August 31, 2026 and 2025

					Additional	Subscription		Total
	Common Stock		Preferred Stock		Paid	Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	In Advance	Deficit	Deficit
Balance as of May 31, 2026	84,244,558	$8,424	-	-	$20,939,108	$-	$(33,877,040)	$(12,929,508)

Sale and issuance of common stock	1,001,000	101	-	-	500,399	-	-	500,500

Stock based compensation	-	-	-	-	22,904	-	-	22,904

Issuance of stock for services	250,000	25	-	-	214,975	-	-	215,000

Net Loss	-	-	-	-	-	-	(1,605,030)	(1,605,030)

Balance as of August 31, 2026	85,495,558	$8,550	-	-	$21,677,386	$-	$(35,482,070)	$(13,796,134)

					Additional	Subscription		Total
	Common Stock		Preferred Stock		Paid	Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	In Advance	Deficit	Deficit
Balance as of May 31, 2025	74,771,476	$7,477	-	-	$13,275,577	$50,000	$(25,905,369)	$(12,572,315)

Sale and issuance of common stock	116,279	12	-	-	49,988	(50,000)	-	-

Issuance of warrants	-	-	-	-	185,445	-	-	185,445

Net Loss	-	-	-	-	-	-	(952,074)	(952,074)

Balance as of August 31, 2025	74,887,755	$7,489	-	-	$13,511,010	$-	$(26,857,443)	$(13,338,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Laredo Oil, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2026	August 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(1,605,030)	$(937,981)
Net loss from discontinued operations	-	(14,093)
Net loss	(1,605,030)	(952,074)
Adjustments to Reconcile Net Income (Loss) to Net Cash used in Operating Activities
Stock-based compensation expense	22,904	-
Issuance of stock in exchange for service	215,000	-
Depreciation expense	5,360	6,877
Impairment of long-term assets	-	-
Amortization of debt discount	17,003	113,803
Loss, (gain) on sale of assets	-	303
Change in operating assets and liabilities
Receivables-related party	(3,600)	-
Prepaid expenses and other current assets	(2,164)	(83)
Bond	-	20,000
Accounts payable and accrued liabilities	346,503	(94,024)
Accrued payroll	105,868	105,912
Accrued interest	76,720	(6,139)
NET CASH USED IN OPERATING ACTIVITIES	(821,436)	(805,425)

CASH FLOWS USED IN INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS USED IN FINANCING ACTIVITIES

Proceeds from sale of common stock	500,500	-
Proceeds from promissory notes	-	1,189,300
Proceeds from bridge loans	143,000	-
Repayment of bridge notes	-	(181,164)
Repayment of notes payable-related party	(80,000)	-
Proceeds from prefunded drilling costs	-	-
PPP loan repayments	(15,529)	(15,374)

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	547,971	992,762

Net increase/(decrease) in cash and cash equivalents from continuing operations	(273,465)	187,337

Net cash provided by/(used in) discontinued operations
Cash used in operating activities	-	(31,845)
Cash used in investing activities	-	-
Cash provided by financing activities	-	8,438
Net cash provided by/(used in) discontinued operations	-	(23,407)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	420,676	249,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,211	$413,339

SUPPLEMENTAL CASH FLOW INFORMATION
Relative fair value of warrants granted with debt	$-	$185,445
Issuance of common stock in exchange for stock payable	-	50,000

Interest paid	$17,226	$140,949

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

Prior to purchasing the shares of SORC, while implementing underground gravity drainage, or UGD, projects for Allegheny, we gained specialized know-how and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana in the Lustre and Midfork fields and the West Fork area. As of August 31, 2026, five wells have been drilled in the Lustre and Midfork fields. None have been economically successful due primarily to encountering excess water. Further, as of August 31, 2026, the majority of the leases acquired have expired or been released, and the Company does not intend to renew them.

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

During fiscal year 2026, the Company’s equity investment, Cat Creek Holdings, LLC (CCH), issued a $20,000 capital call to Laredo to help fund operational expenses. As CCH has remained unprofitable, Laredo impaired this additional investment. No additional capital calls were made in the first fiscal quarter of 2027.

Basic and Diluted Loss per Share - Basic and diluted earnings/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings/(loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings/(loss) per share excludes all potential common shares if their effect is anti-dilutive. As the Company realized a net loss for the three-month period ended August 31, 2026, and 2025, it did not include potentially dilutive securities in the calculation of diluted loss per share as their impact would have been anti-dilutive. Diluted earnings/(loss) per share is computed by dividing the net income (loss) by the weighted-average number of common and dilutive common equivalent shares outstanding during the period.

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

Cash and cash equivalents and restricted cash - All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents or restricted cash as of August 31, 2026 and May 31, 2026. At times, the Company maintains cash balances deposited at its financial institutions that exceed FDIC insured limits.

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

The restricted cash balance has been reduced to zero from the investments received from accredited investors in our wholly-owned subsidiary, West Fork Resources, LLC (“West Fork”), which was formed to develop and find oil reserves in portions of the West Fork area located north of the Fort Peck Reservation at the western edge of the Williston Basin. Due to the length of time the Company experienced raising funds, some investors received a refund of $1.5 million of their invested amounts. The Company has used the remaining invested funds, totaling $750,000, to initiate the West Fork well-development project. Effective January 1, 2026, the Company exchanged $643,225 invested with a drilling company for 5 Class A membership units in Hell Creek Crude, LLC as part of a $20.6 million drilling project in the Midfork area managed by B&B Oil LLC, a related party. These assets are reclassified and recorded as an investment in a related party entity.

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

The depreciation recorded by the Company for the three months ended August 31, 2026, and 2025 was $5,360 and $6,877, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES - continued

	August 31,	May 31,
	2026 (Unaudited)	2026
Vehicles and equipment	$193,463	$193,463
Less: Accumulated depreciation	131,651	126,291

Property and equipment, net	$61,812	$67,172

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

The Company has no oil and gas acquisition and drilling costs as of August 31, 2026 and May 31, 2026, respectively.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of FASB ASC 718. Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

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

The Company’s asset retirement obligation for all wells totaled $157,394 as of both August 31, 2026 and May 31, 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – ACCOUNTING FOR ASSET RETIREMENT AND ENVIRONMENTAL OBLIGATIONS - continued

	August 31, 2026	May 31, 2026
Olfert 11-4 well	114,896	114,896
Texakoma wells (15% net working interest)	42,498	42,498

Total	$157,394	$157,394

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

NOTE 7 – DEFERRED WELL DEVELOPMENT COSTS AND DEPOSIT FOR WELL DEVELOPMENT

The Company records investor investments in individual oil wells as a liability, totaling $2,549,260 as of both August 31, 2026, and May 31, 2026. Several agreements involving net working interests stipulate that a high percentage of oil revenue is distributed to investors until the original investment is recovered. As well related cash is distributed to investors, the liability balance declines proportionally until the original investment is recovered. Thereafter, most contracts specify that the distribution ratio reverts to a 50/50 split between the investors and the Company. The balance recorded as of August 31, 2026, shows $1,799,260 invested in the Olfert 11-4 well. The Reddig well commenced production during fiscal 2025. Due to uneconomical production, the well was shut in prior to May 31, 2025. As the operator under the participation agreement, the $2,835,500 investment received from investors for the Reddig 11-21 well is offset with related oil and gas assets. Both Olfert 11-4 and Reddig 11-21 are located in Valley County, Montana. On November 15, 2025, Hell Creek Crude LLC, the operator of Reddig 11-21, was purchased by B&B Oil, LLC and recorded as discontinued operations.

The Company recorded $2,250,000 advanced by accredited investors to West Fork as a Deposit for Well Development. Prior to May 31, 2026, certain West Fork investors requested funds to be refunded and were repaid $1,500,000 since the project had not yet been funded in its entirety. The remaining $750,000 West Fork Deposit for Well Development is recorded and the related asset totaling $643,225 was reclassified to investment in entity – related party in exchange for the purchase of 5 membership units in Hell Creek Crude, LLC as of January 1, 2026. The remaining West Fork oil and gas assets totaling $110,525 have been impaired as of May 31, 2026.

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

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000, plus interest accrued at an annual rate of 10%. As of August 31, 2026, the aggregate amount of advances, excluding accrued interest, was $212,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement.

In March 2026 and October 2025, Amalfi Investment Services LLLP, owned by Mr. Robert Adamo, an accredited investor, purchased 1,000,000 and 1,500,000 restricted shares of the Company’s common stock at a purchase price of $0.50 and $0.43 per share totaling $500,000 and $645,000, respectively. In May 2023 the Company received funds pursuant to a Stock Purchase Agreement with Mr. Adamo to purchase 6,062,886 restricted shares of the Company’s common stock, at a purchase price of $0.0441 per share, totaling $267,320. As a result of these investments, Mr. Adamo now holds greater than 10% of the Company’s outstanding shares. Prior to becoming a shareholder, in November 2022, Mr. Adamo invested $100,000 pursuant to the Secured Convertible Debt under the terms as disclosed in Note 11 and is an investor in the Reddig 11-21 well. Including his original investment and capital calls, Mr. Adamo invested a total of $510,800 into the Reddig 11-21 well.

On November 15, 2025, B&B Oil acquired 100% of the membership interest of Hell Creek Crude, LLC, or HCC, from Laredo for consideration of 50% of future distributions to B&B Oil. The transaction is recorded in discontinued operations, the net liabilities totaling $272,892 have been eliminated and recorded in additional paid in capital.

As part of the aforementioned acquisition, HCC entered into a consulting agreement with Laredo whereby HCC would reimburse expenses associated with drilling and developing conventional oil wells. Since HCC has no full-time employees, B&B Oil Company, HCC’s operator has requested and Laredo has agreed for their employees to devote a percentage of their time to HCC. In accordance with that agreement, Laredo invoiced HCC $568,868 for expenses estimated to be incurred associated with well site selection, drilling, development and completion costs associated with the 6 well HCC has planned for development through December 31, 2026. As of May 31, 2026, the company recognized $305,762 as an offset to the related payroll expenses. During the quarter ending August 31, 2026, approximately $112,760 has been recognized in payroll expense. The remaining deferred income related to this agreement totaling $150,346 is included in Accounts payable and accrued liabilities – related party is expected to be recognized over the remaining four month period ending December, 31, 2026. At this point, no additional payments are expected to be owed or repaid.

Prior to the aforementioned acquisition, B&B Oil LLC (“B&B”), for which Mr. Adamo is a principal owner, reimbursed HCC $71,681 for a sonic log that is used for its 3D seismic studies. HCC acquired the information while purchasing seismic data for the Midfork field. B&B had also requested HCC to establish an office on their behalf and for a transformer to be purchased. As a result, HCC received reimbursements for these activities through November 15, 2025. As of August 31, 2026, HCC owes Laredo an additional $37,500 related to cash advances to HCC to pay vendors. This amount is recorded as a related party receivable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS - continued

As of August 31, 2026, Mr. Adamo, owns approximately 9.2 million shares of the Company’s common stock, comprised of the shares purchased in March 2026, October 2025 and in May 2023 as well as 600,000 shares previously purchased, and holds greater than 10% of the Company’s outstanding shares. On July 22, 2024, Mr. Adamo advanced $50,000 to Lustre, which amount is recorded in accounts payable as of August 31, 2026. The advance transaction is undocumented but expected to be repaid. The repayment terms are subject to negotiation. Mr. Adamo agreed to using $10,000 of the advance to fund a portion of the Cranston SWD purchase. The remaining funds advanced by Mr. Adamo have been used to satisfy general corporate purposes as of August 31, 2026.

The Company’s accounts payables include $137,500 for each of our two outside board members who receive quarterly board stipends. In addition, as of August 31, 2026, Laredo has a $3,600 receivable from Olfert 11-4.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Share Based Compensation

The Company made no option grants in the three months ended August 31, 2026 and 2025.

The Company granted options for the purchase of 9,725,000 shares of the Company’s common stock at a price of $0.28 per share during the second quarter of fiscal year 2026 ended November 2025. Options to purchase common stock totaling 7,475,000 vested immediately on the grant date, options to purchase 1,000,000 shares of common stock vest monthly over three years and the final 1,250,000 options to purchase shares of common stock contingently vest upon achieving certain requirements. The Company recorded share-based compensation for stock option grants totaling $22,904 in general, selling and administrative expense during the three months ended August 31, 2026.

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

Restricted Stock

During the first fiscal quarter of 2027 ended August 31, 2026, the Company issued 1,001,000 shares to various accredited investors who deposited $500,500 with the Company. These shares were issued after stock purchase agreements were executed and funds received.

On June 20, 2026, 250,000 shares of restricted common stock were issued to a financial advisor for services rendered and were recorded at a fair value of $215,000 based on the closing stock price.

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

During the quarter ended May 31, 2026, warrants to purchase 1,475,000 shares of common stock were exercised at a $0.43 exercise price per share.

At the end of the fiscal quarter ending August 31, 2026, the Company had 1,569,009 outstanding warrants to purchase common stock at a weighted average exercise price of $0.24 per share. The remaining outstanding warrants were issued during fiscal year ending May 31, 2024 and during the fourth quarter ending May 31, 2026.

NOTE 11 – NOTES PAYABLE

12% Bridge Notes

On August 3, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $172,500 receiving $143,000 in net cash proceeds. The promissory note had an original issue discount of $22,500. In addition, $7,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due July 30, 2027, and is repaid with the first installment of $96,600 due January 30, 2027 and six equal monthly installments of $16,100 starting February 28, 2027. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of August 31, 2026, the Company recorded accrued interest totaling $2,286 based on the effective interest rate on the debt. Payments of principal and interest are current.

On May 15, 2026, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $238,050 receiving $200,000 in net cash proceeds. The promissory note had an original issue discount of $31,050. In addition, $7,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due May 15, 2027, and is repaid with the first installment of $133,308 due November 15, 2026 and six equal monthly installments of $22,218 starting December 15, 2026. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of August 31, 2026, the Company recorded accrued interest totaling $21,813 based on the effective interest rate. Payments of principal and interest are current.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

Secured Convertible Debt Contributed as Consideration for Participation Agreement

The Company entered into a Note Purchase Agreement dated September 23, 2022 (the “Note Purchase Agreement”), for the issuance of secured convertible promissory notes in the aggregate principal amount of up to $7,500,000. The promissory notes accrued interest on the outstanding principal sum at the rate of 12.0% per annum, payable quarterly starting September 30, 2023, and were convertible into the Company’s common stock at a conversion price of $1.00 per share. The notes issued under the Note Purchase Agreement have a maturity date of September 30, 2025. Effective January 19, 2024, $575,000 in principal amount of notes, and $73,317 of accrued interest, were contributed as part of a Participation Agreement funding the Reddig 11-21 oil well located in the Midfork field in Valley County, Montana. The notes were exchanged for a net working interest in the well, with the caveat that they would be deemed to be reinstated in full in the event the well was completed as a dry hole. In early 2025, the well was completed, became operational, and produced limited amounts of oil. Although the well was not a dry hole, it was uneconomical to operate and was shut in at the end of May 2025. Until final disposition of the well and notes is determined, the Company is reclassifying the notes and related accrued interest as debt and accrued interest commencing June 1, 2025. The notes are not considered to be in default due to their relationship with the Reddig 11-21 well that became operational for a short period of time. During the three months ended August 31, 2026, the Company recorded additional interest expense on the notes resulting in accrued interest totaling $160,087.

12% Short Term Demand Notes

The Company issued a short term note with a principal sum of $200,000 to an accredited investor on May 20, 2025. During the first half of fiscal 2026, the Company issued additional similar notes in the principal amount $1,275,000, respectively, with the same terms. The notes bear simple interest on the unpaid principal balance at a rate equal to 12% per annum, computed on the basis of the actual number of days elapsed and a year of 365 days from the date of the notes until the principal amount and all interest accrued thereon and all other amounts owed hereunder are paid. The unpaid Principal Amount, together with any unpaid accrued interest and all other amounts owed hereunder, shall be due and payable upon written demand by the majority of the note holders at any time after November 21, 2025. In connection with these notes, the Company issued warrants to purchase 1,475,000 shares of its common stock at an exercise price of $0.43. The relative fair value of the warrants, totaling $19,685 and $224,402, recorded in fiscal 2025 and fiscal 2026, respectively was recorded as deferred debt discount and additional paid in capital, which is amortized over the term of the loan. During the fiscal year ending May 31, 2026, $77,700 of the note balance and related accrued interest were repaid in cash. In May 2026, note holders exercised 1,475,000 warrants to repay $634,250 of the outstanding note balances. In order to settle the remaining note balances, the note holders and accredited investors entered into Common Stock Purchase Agreements under the Security Purchase Offering in exchange for repayment of the remaining note balance totaling $734,986 and accrued interest totaling $115,027. As of May 31, 2026, the notes have been fully paid and extinguished.

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

On February 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $146,160, receiving $120,000 in net cash proceeds. The promissory note had an original issue discount of $20,160. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due December 15, 2025 and is repaid with the first installment of $81,849 due August 15, 2025 and four equal monthly installments of $20,462 starting September 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of December 31, 2025, the accrued interest balance is zero, and the note has been repaid.

On December 17, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company issued a 12% bridge note in the principal amount of $64,960, receiving $50,000 in net cash proceeds. The bridge note had an original issue discount of $8,960. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The bridge note is due October 15, 2025 and is repaid with the first installment of $36,377 due June 15, 2025 and four equal monthly installments of $9,094 starting July 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of October 31, 2025, the accrued interest balance is zero, and the note has been repaid.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

12% Ten Month Promissory Note

On April 10, 2025, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $82,800, receiving $65,000 in net cash proceeds. The promissory note had an original issue discount of $10,800. In addition, $7,000 of debt issue costs were deducted from the gross proceeds to the Company. The note is due on February 15, 2026 and is repaid in ten equal monthly payments of $9,273.60, commencing on May 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. The Company recorded accrued interest totaling $0, and the note has been repaid as of February 28, 2026.

On December 2, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued a 12% promissory note in the principal amount of $138,000, receiving $114,000 in net cash proceeds. The promissory note had an original issue discount of $18,000. In addition, $6,000 of debt issue costs were deducted from the gross proceeds to the Company. The note was due on October 15, 2025, and is repaid in ten equal monthly payments of $15,456 commencing on January 15, 2025. In the event of default (including a missed payment), the note is convertible at the option of the investor into shares of the Company’s common stock at a discount of 35% from the lowest closing bid price during the ten trading days immediately preceding the conversion date. As of December 31, 2025, the Company recorded accrued interest totaling $0 and the note has been repaid.

10% Secured Promissory Demand Note

On November 27, 2023, the Company entered into an Amended and Restated Demand Promissory Note, (the “Demand Note”), and an Amended and Restated Membership Interest Pledge Agreement, (the “Lustre Pledge Agreement”) with the Company’s Chief Financial Officer. Under the Demand Note, the Company promises to pay on demand the principal sum of all disbursements made to the Company up to $400,000, plus interest accrued at an annual rate of 10%. As of August 31,2026, the aggregate amount of advances, excluding accrued interest, was $212,099. The Demand Note is secured by all of the Company’s interests in Lustre, pursuant to the terms of the Lustre Pledge Agreement. The accrued interest balance amounted to $930 as of August 31, 2026.

12% Secured Promissory Note

On March 23, 2023, an individual accredited investor paid the Company the aggregate amount of $100,000 for a Secured Promissory Note (the “Note”). The Note accrues interest on the outstanding principal sum at the rate of 12.0% per annum and has a maturity date of March 23, 2024. Interest will be due and payable monthly in arrears. The Note is secured by certain equipment owned by the Company pursuant to a Security Agreement with the lender. On May 23, 2023, the Note was increased by $83,000 to an aggregate principal amount of $183,000. During June, July and August 2023, the investor contributed an additional $102,061 under the Note, bringing the aggregate principal amount to $285,061. On November 24, 2023, the investor added another $25,000 to the Note bringing the total principal outstanding to $310,061. The note is past maturity, and the investor has not demanded repayment of the note. It remains outstanding and the Company is paying interest of $3,101 monthly and is current as of August 31, 2026.

Secured Promissory Note

The Company issued a Secured Promissory Note, dated June 28, 2022 (the “Secured Note”), with the initial principal amount of $750,000. The Secured Note is payable to Cali Fields LLC (the “Lender”). The Secured Note accrues interest on the outstanding principal sum at the rate of 15.0% per annum. The Company may prepay the Secured Note in whole or in part, without penalty, with any such payment being applied first to any accrued and unpaid interest, and then to the principal amount. The Secured Note has a maturity date of December 31, 2023. As of August 31, 2026 the note is recorded as current and outstanding. The Lender has not demanded repayment and starting on January 1, 2024, the Company is accruing interest at the default rate of 18.0% per annum. The accrued interest balance amounted to $430,425 as of August 31, 2026. On July 2, 2025, the Company paid $100,000 to reduce accrued interest on the Secured Note.

As partial consideration for the Lender’s advance of the principal amount of the Secured Note, the Company agreed to pay the Lender a quarterly revenue royalty equal to 0.5% of the consolidated revenue of the Company and its consolidated subsidiaries from the production of oil, gas, gas liquids and all other hydrocarbons, recognized by the Company during the most recent calendar quarter during the “Royalty Period,” from June 1, 2022, through May 31, 2027.

The Secured Note is secured by the Company’s fifty percent (50%) interest in Cat Creek.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

Alleghany Notes

	August 31,	May 31,
	2026	2026
Total note payable – Alleghany	$617,934	$617,934
Less amounts classified as current	617,934	617,934

Note payable – Alleghany, net of current portion	$-	$-

During the fiscal year ended May 31, 2011, the Company entered into two Loan Agreements with Alleghany Capital for a combined available borrowing limit of $350,000. The notes accrued interest on the outstanding principal of $350,000 at the rate of 6% per annum, with an amended due date of December 31, 2020.

In connection with the SORC Purchase Transaction, the notes were amended, restated and consolidated into one note including all accrued interest through December 31, 2020, for a total of $631,434 (the “Senior Consolidated Note”) with a maturity date of June 30, 2022. The Senior Consolidated Note requires any stock issuances for cash be utilized to pay down the outstanding loan balance unless written consent is obtained from Alleghany. As part of the SORC Purchase Agreement, the Company agreed to secure repayment of the Senior Consolidated Note with certain equipment and to reduce the note balance with any proceeds received from any sales of such equipment. During the five months ending May 31, 2021, the Company repaid $13,500 of the Senior Consolidated Note upon the sale of certain equipment. The note bore no interest until January 1, 2022 whereupon the interest rate increased to 5% per annum through maturity. Principal with all accrued and unpaid interest is due at maturity. In connection with the SORC acquisition purchase price allocation, the Company recorded a debt discount totaling $30,068 in recognition of imputed interest on the Senior Consolidated Note, to be amortized over the first year of the note term. The debt discount has been fully amortized as of December 31, 2021. In August 2022, the Company entered an amendment to the Senior Consolidated Note whereby the maturity date of the loan was extended to December 31, 2023 in exchange for an interest rate to 8% per annum commencing July 1, 2022. Further, the revenue royalty as defined in the Purchase Agreement increased from 5% to 6% as the loan was not paid prior to December 31, 2022. As of August 31, 2026 and May 31, 2026, the Senior Consolidated Note is recorded as current and remains outstanding.

Paycheck Protection Program Loan

	August 31,	May 31,
	2026	2026
Total PPP Loan	$810,172	$825,701
Less amounts classified as current	62,505	62,349

PPP loan, excluding current portion	$747,667	$763,352

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

The Company applied for forgiveness of the first PPP note and in July 2021 received notice that $1,209,809 of the $1,233,656 note payable balance has been forgiven. Monthly payments commenced on September 1, 2021, and as of May 31, 2025, the Company has repaid all principal and interest on the first Note.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – NOTES PAYABLE - continued

In April 2022, the Company applied for partial forgiveness of the PPP Second Draw Loan and received notice that $67,487 of the principal and related interest balance has been forgiven and is recorded as income from the extinguishment of the loan obligation. Monthly payments of $26,752 commenced on June 3, 2022. The Company was in arrears on payments on the second PPP Note and on December 5, 2023 entered into a Payment Plan arrangement for the PPP Second Draw Loan. Under the terms of the Plan, the Company agreed to pay the SBA the principal amount of $979,178 and 180 monthly payments of $5,860 which includes interest. The Company made the first payment under the Plan in December 2023. If the Company does not make the payments described in the Plan pursuant to the terms of the Plan, the entire remaining amount will be subject to collection activities by the Department of Treasury. The Company may also be subject to additional accrued interest and collection fees of 30% or more if it does not make the payments pursuant to the Plan. As of August 31, 2026, the Company is current and compliant with the restructured payment plan. As of August 31, 2026 and May 31, 2026, the Company owes $810,172 and $825,701, respectively, regarding the remaining balance on the Second Note.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Litigation

On March 20, 2023, Capex Oilfield Services, Inc. (“Capex”) filed a lawsuit against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment of $377,190 plus interest and collection costs for services provided by Capex to drill the Olfert 11-4 well. On January 29, 2024, the court issued a Stipulated Judgment and Order in favor of Capex for $354,267.29 plus interest in the amount of $79,225 plus future accruing costs and interest of 18% per annum. The same day, Lustre entered into a Payment Arrangement Plan to pay $5,000 per month until the judgement is satisfied. As of August 31, 2026 and May 31, 2026, respectively, the estimated amounts due to Capex totaling $450,783 and $441,513 have been recorded in accounts payable.

On May 18, 2023, Capstar Drilling, Inc.(“Capstar”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $298,050 plus interest and collection costs for services provided by Capstar to drill the Olfert 11-4 well. On July 18, 2024, the court issued an Order to Adopt Stipulation to Judgment in favor of Capstar in the sum of $276,815 principal balance, plus interest in the amount of $49,675, plus court costs for a total judgment of $326,650 with post judgment interest of 10% per annum. As of August 31, 2026, and May 31, 2026, respectively, the estimated amounts due to Capstar totaling $366,862 and $359,537 have been recorded in accounts payable.

On August 29, 2023, Warren Well Service, Inc. (“Warren Well”) filed a lawsuit against Lustre in the Montana Seventeenth Judicial District Court, Valley County, demanding payment of $164,235 plus interest and collection costs for services provided by Warren Well to drill the Olfert 11-4 well. As of May 31, 2025, the case was settled for the $164,235 balance plus accrued interest of 10% per year and the Company agreed to pay Warren Well $750 per month. As of August 31, 2026 and May 31, 2026, respectively, the estimated amounts due to Warren Well totaling $230,010 and $226,750 have been recorded in accounts payable.

On January 14, 2024 Nine Downhole Technologies, LLC aka Nine Energy Service (“Nine Downhole”) filed a complaint against Lustre in the Montana Tenth Judicial District Court, Petroleum County, demanding payment, plus accrued interest until the debt is paid in full. On June 1, 2025, Nine Downhole’s Motion for a summary disposition was granted in the amount of $41,842 together with costs and any post judgment interest until amount is paid in full. As of August 31, 2026 and May 31, 2026, respectively, $47,068 and $46,039 have been recorded in accounts payable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – DISCONTINUED OPERATIONS - continued

There are no assets and liabilities associated with discontinued operations as of August 31, 2026, and May 31, 2026.

The following table summarizes the Company’s loss from discontinued operations for the three months ended August 31, 2025:

Three Months Ended August 31, 2025
Revenue	$-

Direct costs	-

Gross profit (loss)	-

Lease operating expense	5,196
General, selling and administrative expenses	4,740
Consulting and professional services	4,000
Total Operating Expense from Discontinued Operations	13,936

Operating loss from discontinued operations	(13,936)

Other income/(expense)
Interest income/(expense)	(157)

Net loss from discontinued operations	$(14,093)

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent to August 31, 2026, the Company issued 450,000 shares to various accredited investors who deposited $225,000 with the Company. These shares were issued after stock purchase agreements were executed and funds received.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

From time to time, we may provide information, whether orally or in writing, including certain statements in this Quarterly Report on Form 10-Q, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available.

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-K, any exhibits to this Quarterly Report on Form 10-K and other public statements we make.

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

Secondary to pursuing UGD projects is drilling conventional oil wells in Montana. Prior to purchasing the shares of SORC, while implementing UGD projects for Allegheny, we gained specialized know-how, intellectual property and operational experience in evaluating, acquiring, operating and developing oil and gas properties, as well as expertise in designing, drilling and producing conventional oil wells. Based upon that know-how, we identified and acquired 45,246 gross acres, and 37,932 net acres, of mineral property interests in the State of Montana in the Lustre and Midfork fields and the West Fork area. To develop our acquired mineral property acreage, we established relationships with several organizations and investment groups, including the following entities: (1) Olfert 11-4 Holdings, LLC, (2) Texakoma Exploration and Production, LLC, or Texakoma, (3) Erehwon Oil & Gas, LLC, or Erehwon, (4) an independent investor group through Hell Creek Crude LLC, or HCC, and (5) West Fork Resources, LLC, or WFR. As of August 31, 2026, we and Texakoma have drilled five wells in the Lustre and Midfork fields. None of these wells have been economically successful due primarily to encountering excess water due to lack of 3D seismic information to which we now have access. Although we are continually attempting to raise additional funds to develop our other mineral property interests that we have purchased in the area, our priority is seeking UGD projects globally and have abandoned most of the leased mineral property interests acquired. We also disposed of our ownership in Hell Creek Crude LLC on November 15, 2025 and have terminated any further drilling projects in the area. As of September 14, 2026, we have 2,945 net acres of mineral property interests located in Montana.

We also have a 50% interest in the Cat Creek oil field, located west of our mineral rights described above, which is recorded with no value on our financial statements.

Underground Gravity Drainage (UGD)

During fiscal year 2027, the environment and interest for UGD has continued to increase, driven by the continued production decline of older depressurized oil fields. We are actively pursuing UGD international opportunities in Argentina, Mexico, the Middle East and Northern Africa region (“MENA”), Romania, Albania and Azerbaijan by engaging in conversations with government officials industry participants who have responsibility for domestic oil production. In the first fiscal quarter ending August 31, 2026, we met with officials from oil industry companies in Mexico and conducted visits to Argentina meeting with oil industry participants and various government officials. Additionally, we are conducting due diligence discussions in Albania and Romania concerning possible UGD projects.

In September, we announced the signing of Letter of Intent with a major independent oil producer in Argentina concerning the development of UGD facilities there. Progress is being made to reach a definitive agreement as soon as practical.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Hell Creek Crude, LLC Midfork Field Production Well

In January 2024, we entered into a Participation Agreement, through our wholly owned subsidiary, Hell Creek Crude, LLC (“HCC”), Erehwon, and various accredited investors. The Participation Agreement provided us with over $2.8 million to acquire certain leases and to drill a development well in the Midfork Field in Montana. Several of the investors also held $575,000 in principal amount of our convertible debt, plus accrued interest of $73,317, which indebtedness was included as investments under the Participation Agreement. Until final disposition of the well and notes is determined, the Company reclassified the notes and accrued interest as debt and accrued interest on May 31, 2025. These notes continue to accrue interest subsequent to the transfer to debt resulting in accrued interest totaling $160,087 as of August 31, 2026.

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

The well was drilled in the first half of calendar 2023 and encountered excessive amounts of salt water. Although we still are working to put the well into production, it has been over three years since the well was shut-in pending gaining access to a proximate salt-water disposal well making the well economically viable. Although the asset carrying value of the well has been reduced to zero, we will continue to evaluate the well with the plan to bring it into production if economical.

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

As of August 31, 2026, the oil levels from the three drilled wells were not sufficient to maintain operation and the wells have been shut in pending evaluation and possibly more perforations. Development of the additional eight wells is paused evaluating oil prices and additional field information.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Our cash and cash equivalents balance at August 31, 2026 was $147,211. Our total debt outstanding (including unamortized discount of $48,286) as of August 31, 2026 was $3,637,530, including (i) $617,934 owed to Alleghany, which is in default and is classified as a current note payable as the original maturity date has passed, and (ii) $810,172 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $747,667 as long-term debt, net of the current portion totaling $62,505, which is classified as a current note payable, (iii) a $310,061 secured note classified as short-term, (iv) a $750,000 note payable due to Cali Fields LLC, classified as short-term and is in default as the original maturity date has passed, (v) two bridge notes net of the related deferred financing costs totaling $362,264, (vi) a $212,099 note payable due to our Chief Financial Officer, classified as short-term, and (vii) a $575,000 convertible debt contributed for net working interest.

As of May 31, 2026, our cash and cash equivalents and restricted cash balance was $420,676. Our total debt outstanding as of May 31, 2026 was $3,573,056, including (i) $617,934 owed to Alleghany is in default and is classified as a current note payable as the original maturity date of December 31, 2023 has passed, and (ii) $825,701 pursuant to notes under the Paycheck Protection Program, or PPP, of which we have classified $763,352 as long-term debt, net of the current portion totaling $62,349, which is classified as a current note payable, (iii) $202,261 short term bridge notes, net of deferred debt discount, (iv) a $310,061 secured note classified as short-term, (v) a $750,000 note payable to Cali Fields LLC is in default and is classified as short-term as the original maturity date of December 31, 2023 has passed, (vi) a $292,099 note payable due to our Chief Financial Officer, classified as short-term and (vii) $575,000 convertible debt contributed for net working interest.

We have continued financing our business with a combination of stock sales and issuances of debt securities, as described above. During the three months ending August 31, 2026, we sold 1,001,000 shares of our common stock to accredited investors raising $500,500, and we issued debt securities totaling $172,500. During the quarter ended August 31, 2025, we issued debt securities totaling $1,189,300. There were no finder’s fees related to the sales of the shares described above. The issued shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements under the Securities Act.

During fiscal year 2026, we saw increased interest from multiple investors/funds and oil field ownership interests in our UGD methods, both nationally and internationally, which interest has continued during the three months of fiscal year 2027. We believe this interest is due to a change in the climate for U.S. based energy projects. We believe that this change in the financial markets has made it easier for us to raise equity-related funds, and we expect this to continue for the foreseeable future. Additional funds will need to be raised either from investors or operations in order to maintain current operations for the next twelve months.

Results of Operations

During the three months ending August 31, 2026, and 2025, respectively, the Company recognized $0 and $1,543 of revenue from one of the three Texakoma wells being put into production.

During the three months ending August 31, 2026, and 2025, we incurred operating expenses of $1,471,158 and $693,261 respectively. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business, the preparation and filing of our required public reports and stock option compensation expense. The increase in expenses for the three months ending August 31, 2026, as compared to the same period in 2025, is attributable to legal fees, other professional fees primarily related to financial advisory, travel for potential UGD opportunities and offset by a decrease in payroll expense related to reduced employee time.

During the three months that ended August 31, 2026, and 2025, we recognized minimal other income. We recognized interest expenses totaling $133,872 and $276,319 during the three months ended August 31, 2026 and 2025, respectively. The decrease in interest expenses is primarily related to interest expense recorded in connection with the amortization of the debt discount on the short-term demand notes issued during the quarter ending August 31, 2025.

In connection with the sale of HCC, we recorded loss from discontinued operations totaling $0 and $14,093 for three months ending August 31, 2026, and 2025, respectively.

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

Our management has undertaken steps to improve operations, with the goal of sustaining operations for the next twelve months and beyond. These steps include an ongoing effort to raise funds through the issuance of debt and equity to fund our strategic shift from conventional operations to developing UGD and maintain operations. We have attracted and retained key personnel with significant experience in the industry. At the same time, in an effort to control costs, we have required a number of our personnel to multi-task and cover a wider range of responsibilities in an effort to restrict the growth of our headcount. There can be no assurance that we can successfully accomplish these steps and it is uncertain that we will achieve a profitable level of operations and obtain additional financing. We cannot assure you that any additional financing will be available to us on satisfactory terms and conditions, if at all.

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

ITEM 4. CONTROLS AND PROCEDURES (Continued)

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective because of a material weakness in our control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that as of August 31, 2026, we had no full-time employees with the requisite expertise in the key functional areas of finance and accounting. As a result, there is a lack of proper segregation of duties necessary to ensure that all transactions are accounted for accurately and in a timely manner. This material weakness resulted in the restatement of the Company’s financial statements for the fiscal year ended May 31, 2025. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See NOTE 12 – COMMITMENTS AND CONTINGENCIES of PART 1, FINANCIAL STATEMENTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first fiscal quarter of 2027, we sold 1,001,000 shares of common stock at $0.50 per share to accredited investors who deposited $500,500 in our account. The stock sales were not registered under the Securities Act, and proceeds from the sales were used for general corporate purposes.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated herein by reference, as follows:

3.1	Certificate of Incorporation, included as Exhibit 3.1 in our Form S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed October 22, 2009 and incorporated herein by reference.

3.3	Bylaws, included as Exhibit 3.2 in our S-1 filed August 25, 2008, File No. 333-153168 and incorporated herein by reference.

3.4	Certificate of Amendment to Certificate of Incorporation, included as Exhibit 10.1 to our Form 8-K filed May 30, 2023, and incorporated herein by reference.
31.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Executive Officer

32.2	Certificate Pursuant to 18 U.S.C. Section 1350 signed by the Chief Financial Officer

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAREDO OIL, INC.

(Registrant)

Date: October 15, 2026	By:	/s/ Mark See
Mark See
Chief Executive Officer and Chairman of the Board

Date: October 15, 2026	By:	/s/ Bradley E. Sparks
Bradley E. Sparks
Chief Financial Officer, Treasurer and Director